Form 10-Q
period 1995-03-31
WOLOHAN LUMBER CO
filed 1995-05-08
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934.

For the quarter ended March 31, 1995

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from 				   to

Commission file number 				0-6169

WOLOHAN LUMBER CO.
(Exact name of registrant as specified in its charter)

Michigan
(State or other jurisdiction of incorporation or organization)

38-1746752
(I.R.S. Employer Identification Number)

1740 Midland Road, Saginaw, Michigan  48603
(Address of principal executive offices)

(517) 793-4532
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $1 par value --  7,156,488 shares as of April 30, 1995.

PART I -- FINANCIAL INFORMATION

Item 1.     Financial Information
WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS

   	(Unaudited)	(Note)
                                   March 31           December 31
(000's omitted)                      1995                 1994
ASSETS
CURRENT ASSETS
	Cash and cash equivalents		         	14,122	            	22,072
	Trade receivables		                 	22,512	            	25,961
	Inventories - at current cost		     	78,126	            	64,555
	Reduction to LIFO cost		           	(14,895)          		(14,549)
	Inventories at the lower of last
 in, first out cost or market		      	63,231            		50,006
	Other current accounts		             	3,180	             	2,832
		TOTAL CURRENT ASSETS             		103,045           		100,871

OTHER ASSETS	                        		3,155             		2,174
NET PROPERTIES	                     		69,014	            	68,002
		TOTAL ASSETS	                     	175,214 	          	171,047
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
	Trade accounts payable	           	 	20,923	             21,789
	Employee comp and accrued expenses 			8,630	            	12,345
	Short-term debt		                   	11,000
	Current portion of long-term debt			  3,052             		1,970
		TOTAL CURRENT LIABILITIES	         	43,605            		36,104

LONG-TERM DEBT, less current portion		27,870	            	30,035

DEFERRED INCOME TAXES	                 		697	               	697

SHAREOWNERS' EQUITY
	Common stock	                       		7,156             		7,146
	Additional capital		                	24,038	            	23,979
	Retained earnings	                 		71,848            		73,086
		TOTAL SHAREOWNERS' EQUITY	        	103,042           		104,211
		TOTAL LIAB AND SHAREOWNERS' EQUITY 175,214 	          	171,047

Note: The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


	THREE MONTHS ENDED	MARCH 31

                                           			1995		          	1994
(000's omitted, except per share data)

NET SALES	                                  		75,417        		76,528
Cost of sales		                              	57,318        		59,219
		                                           	18,099        		17,309
Other income	                                  		505           		474
Gain from sale of properties	                  		224            		27
		                                           	18,828        		17,810

OPERATING EXPENSES:
	Selling, general and administrative		       	17,141	        	17,287
	Depreciation	                               		2,200         		1,885
	Interest	                                     		713	           	764
		                                          		20,054        		19,936

		LOSS BEFORE INCOME TAXES	                  	(1,226)       		(2,126)
	Income taxes (credit)		                       	(489)	         	(819)

		NET LOSS	                                    	(737)	       	(1,307)


Average shares outstanding			                  7,155         		7,145
Net loss per share		                            (.10)		         (.18)
Dividends per share		                           	.07	             .07



See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED	MARCH 31

		                                           	1995	            		1994
	(000's omitted, except per share data)

NET CASH USED IN OPERATING ACTIVITIES		     	(14,377)	         	(16,261)
NET CASH USED IN INVESTING ACTIVITIES	      		(2,989)          		(3,383)
NET CASH FROM FINANCING ACTIVITIES		          	9,416            		9,714
DECREASE IN CASH AND CASH EQUIVALENTS	      		(7,950)          		(9,930)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD	                                		22,072           		22,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	   14,122	           	12,373


See notes to condensed financial statements

WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company's business is seasonal in nature and subject to general economic conditions and other outside factors and, accordingly, its operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Results Of Operations

Sales totaled $75.4 million in the first quarter, a 1-percent decline from first-quarter 1994. An improvement in gross margins more than offset the sales decline and reduced the first quarter loss to $700,000 (10 cents per share) from $1.3 million (18 cents per share) for the same period of 1994.

The sales decline in the first quarter resulted from a 5-percent decrease in consumer (DIY) sales which more than offset a 1-percent improvement in professional contractor sales. Sales at comparable stores (stores in operation prior to Jan. 1, 1994) were down 7 percent from the same period of 1994, and resulted from a 14-percent decline in consumer sales and a 2-percent decrease in contractor sales. A slowdown in housing starts, significantly lower selling prices for lumber, a slowdown in consumer spending, and increased competition all combined to depress sales.

The sales mix for the first quarter of 1995 was 43-percent consumer sales and 57-percent contractor sales compared to 45-percent consumer and 55-percent contractor for the first quarter of 1994.

Gross margins were 24.0 percent in the first quarter, an increase of 140 basis points from the depressed margins of first-quarter 1994. More stability in the pricing of lumber and construction panels and a lower LIFO charge were the primary causes of the margin increase.

Selling, general and administrative expenses were 22.7 percent of sales in the first quarter of 1995, compared with 22.6 percent of sales for the corresponding period in 1994. Depreciation expense increased $300,000, or 17 percent, from first-quarter 1994 and reflects the six new stores added during 1994.

The effective tax rate (federal and state) for first quarter 1995 was 40%, compared to 38.5% for first quarter 1994. The effective income tax rate is a function of the proportion of the Company's tax-exempt interest and other non-deductible expenses in relation to taxable income.

Financial Condition

At March 31, 1995, the Company's balance sheet remains strong. Net working capital at March 31, 1995 totaled $59.4 million, compared to $58.2 million at March 31, 1994. The current ratio at March 31, 1995 was 2.4 to 1, compared to 2.2 to 1 at March 31, 1994, and 2.8 at December 31, 1994.

Cash and cash equivalents were $14.1 million at March 31, 1995, compared to $12.4 million at March 31, 1994 and $22.1 million at December 31, 1994. The liquidity ratio was .32 to 1, compared to .26 to 1 at March 31, 1994, and .61 to 1 at December 31, 1994.

The major use of cash in the first quarter was for the seasonal buildup of inventories, which increased $14.3 million from year-end 1994. The increase in inventory was financed primarily by $11 million of short-term borrowings.

The Company expects that funds from operations and available lines of credit should be adequate to meet future working capital needs and capital expenditures for 1995.

Invested capital (long-term debt and shareowner's equity) was equal to 75% of total assets at March 31, 1995, compared to 72% at March 31, 1994, and 78% at year-end 1994. The ratio of equity to total assets was .59 to 1 at March 31, 1995, compared to .54 to 1 at March 31, 1994, and .61 to 1 at year end 1994.

Outlook

The negative factors affecting first-quarter sales are expected to influence sales for the balance of 1995. As a result, 1995 will be a difficult year in which to achieve record sales or equal last year's profits. The Company is focusing its time and energy on improving the competency and commitment of its people to generate outstanding customer service. The Company is striving to better execute its strategy of selling project sales that involve the major purchase of products such as lumber, basic building materials, millwork, and kitchen cabinets. The Company's challenge is to become leaner and stronger and better positioned for renewed growth.

PART II -- OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Reports on Form 8-K

			The Company filed no reports on Form 8-K during the quarter for which this Report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


WOLOHAN LUMBER CO.
Registrant



Date: 		May 10, 1995		 	James L. Wolohan
						                 	Chairman of the Board,
					                 		President and Chief Executive Officer


Date: 		May 10, 1995			  Edward J. Dean
	                        Corporate Controller
					                 		(Principal Accounting Officer)

	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




Date: 		May 10, 1995     James L. Wolohan
              											Chairman of the Board,
                  							President and Chief Executive Officer


Date: 		May 10, 1995					Edward J. Dean,
						                  	Corporate Controller
						                 	(Principal Accounting Officer)