Form 10-Q
period 1995-06-30
WOLOHAN LUMBER CO
filed 1995-08-11
CIK 108079

-2-
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q



X   Quarterly  Report  Pursuant to Section 13  or  15(d)  of  the
    Securities Exchange Act of 1934.

For the quarter ended June 30, 1995



   Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
   Securities Exchange
   Act of 1934

For the transition period from                       to

Commission file number 0-6169


                         WOLOHAN LUMBER CO.
          (Exact name of registrant as specified in its charter)

          Michigan                           38-1746752
        (State or other jurisdiction of      (IRS employer identification
        incorporation or organization)        number)


               1740 Midland Road, Saginaw, Michigan  48603
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

Common stock, $1 par value --  7,091,488 shares as of July 31, 1995.

PART I -- FINANCIAL INFORMATION
Item 1.     Financial Information
WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS
                                                    June 30     December 31
                                                      1995          1994

                                                  (Unaudited)      (Note)
ASSETS                                                 (000's omitted)
CURRENT ASSETS
   Cash and cash equivalents                        $   15,871    $ 22,072
Trade receivables                                       27,859      25,961
   Inventories - at current cost                        71,335      64,555
   Reduction to LIFO cost                              (14,736)    (14,549)
   Inventories at the lower of last-in,
     first-out cost or market                           56,599      50,006
   Other current accounts                                1,856       2,832
                         TOTAL CURRENT ASSETS          102,185     100,871

OTHER ASSETS                                             2,353       2,174
NET PROPERTIES                                          67,966      68,002
                                 TOTAL ASSETS         $172,504     $171,047
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                            $  20,480    $ 21,789
   Employee compensation and accrued expenses           10,973      12,345
   Short-term debt                                       5,000
   Current portion of long-term debt                     4,301       1,970
                    TOTAL CURRENT LIABILITIES           40,754      36,104

LONG-TERM DEBT, less current portion                    26,420      30,035

DEFERRED INCOME TAXES                                      697         697

SHAREOWNERS' EQUITY
   Common stock                                          7,091       7,146
   Additional capital                                   23,342      23,979
   Retained earnings                                    74,200      73,086
                    TOTAL SHAREOWNERS' EQUITY          104,633     104,211
    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY         $172,504    $171,047

Note: The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          JUNE 30
                                                      1995         1994
                                           (000's omitted, except per share data)
NET SALES                                         $  123,089   $   133,685
Cost of sales                                         93,820       101,427
                                                      29,269        32,258
Other income                                             756           653
Gain from sale of properties                              83           121
Gross Income                                          30,108        33,032

OPERATING EXPENSES:
  Selling, general and administrative                 22,230        22,602
  Depreciation                                         2,276         1,988
  Interest                                               847           809
                                                      25,353        25,399

                    INCOME BEFORE INCOME TAXES         4,755         7,633
  Income taxes                                         1,902         2,928

                                    NET INCOME    $    2,853   $     4,705


Average shares outstanding                             7,152         7,146

Net income per share                                    $.40          $.66

Dividends per share                                     $.07          $.07







See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                      SIX MONTHS ENDED
                                                          JUNE 30
                                                      1995         1994
                                           (000's omitted, except per share data)
NET SALES                                         $  198,506   $   210,213
Cost of sales                                        151,138       160,646
                                                      47,368        49,567
Other income                                            1261         1,127
Gain from sale of properties                             307           148
Gross Income                                          48,936        50,842

OPERATING EXPENSES:
  Selling, general and administrative                 39,371        39,889
  Depreciation                                         4,476         3,873
  Interest                                             1,560         1,573
                                                      45,407        45,335

                           INCOME BEFORE TAXES         3,529         5,507
  Income taxes                                         1,413         2,109

                                    NET INCOME    $    2,116   $     3,398

Average shares outstanding                             7,153         7,145

Net income per share                                    $.30          $.48

Dividends per share                                     $.14          $.14



See notes to condensed financial statements.


WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      SIX MONTHS ENDED
                                                          JUNE 30
                                                     1995           1994
                                           (000's omitted, except per share data)

NET CASH USED IN OPERATING ACTIVITIES             $  (4,772)   $ (10,136)

NET CASH USED IN INVESTING ACTIVITIES                (4,143)      (6,125)

NET CASH FROM FINANCING ACTIVITIES                     2,714        6,959

  DECREASE IN CASH AND CASH EQUIVALENTS              (6,201)      (9,302)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           22,072       22,303


    CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   15,871   $   13,001




See notes to condensed financial statements

WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1995


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

     The Company's business is seasonal in nature and subject to general economic conditions and other outside factors and, accordingly, its operating results for the three months and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

     For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations

     Net income for the second quarter of 1995 was $2.9 million, (40 cents per share) versus $4.7 million (66 cents per share) for the same period of 1994. The decline in second-quarter earnings resulted from lower sales and tighter margins. For the first six months of 1995, net income was $2.1 million, (30 cents per share) compared with $3.4 million (48 cents per share) for the same period of 1994.

     Sales totaled $123.1 million in the second quarter of 1995, an 8-percent decline from second quarter 1994. The sales decline in the second quarter resulted from a 3-percent decrease in consumer (do-it-yourself) sales and a 13-percent decline in professional contractor sales. Sales at comparable stores (stores in operation at June 30 and opened prior to April 1, 1994) were down 14 percent, which resulted from a 12-percent decline in consumer sales and a 15-percent decrease in contractor sales. The sales mix ratio for the second quarter of 1995 was 54% consumer and 46% contractor sales, compared with 52% consumer and 48% contractor for the second quarter 1994. For the first six months of 1995, sales were $198.5 million compared with $210.2 million in the same period of 1994, a decrease of 6 percent. Contractor sales decreased 7 percent and consumer sales decreased 4 percent for the six-month period. Comparable store sales for the 1995 six-month period were down 12 percent. The 1995 sales mix for six months was 50% consumer sales and 50% contractor sales versus 49% and 51%, respectively for 1994. Fewer housing starts, lower lumber prices, sluggish consumer spending and additional competition continue to be the factors that are negatively affecting sales in 1995.

     Gross margins were 23.8 percent in the 1995 second quarter, a decline of 30 basis points compared with 1994's second quarter. Competitive pressures in both the consumer and contractor segments of the Company's business negatively affected the second-quarter margins.

     Selling, general and administrative expenses in second quarter of 1995 were 18.1 percent of sales compared with 16.9 percent of sales for the corresponding period of 1994. Depreciation expense increased $290,000, or 14 percent, from second quarter 1994 and reflects the six new stores opened in 1994 and the two added in 1995.

     The effective tax rate (federal and state) for second quarter 1995 was 40%, compared to 38.4% for second quarter 1994. The effective income tax rate is a function of the proportion of the Company's tax-exempt interest and other non-deductible expenses in relation to taxable income.

     Financial Condition

     At June 30, 1995, the Company's balance sheet remains strong. Net working capital at June 30, 1995 was $61.4 million, compared to $60.8 million at June 30, 1994 and $64.8 million at December 31, 1994. The current ratio at June 30, 1995 was 2.5 to 1, compared to 2.1 to 1 at June 30, 1994, and 2.8 to 1 at December 31, 1994.

     Cash and cash equivalents were $15.9 million at June 30, 1995, compared to $13.0 million at June 30, 1994 and $22.1 million at December 31, 1994. The liquidity ratio was .39 to 1, compared to .24 to 1 at June 30, 1994, and .62 to 1 at December 31, 1994.

     Cash and cash equivalents increased $1.7 million during the 1995 second quarter with operating activities producing $9.6 million of cash. The major use of cash was for net property additions, $1.2 million, and reduction of short-term debt of $6 million.

     The Company expects that funds from operations and available lines of credit should be adequate to meet future working capital needs and capital expenditures for 1995.

     Invested capital (long-term debt and shareowner's equity) was equal to 76% of total assets at June 30, 1995, compared to 78% at year-end 1994. The ratio of equity to total assets was .61 to 1 at June 30, 1995 and December 31, 1994. The Company purchased 65,000 shares of its common stock during the second quarter of 1995.


Outlook

The Company anticipates continued softness in its markets during the second half of 1995 together with strong competitive pressures which will make sales and margin improvement difficult. The Company is focusing its time and energy on improving the competency and commitment of its people to provide outstanding customer service. The Company is striving to better execute its strategy of selling project sales which involve the major purchases of products such as lumber, basic building materials, millwork, and kitchen cabinets. The Company is investing more in technology. The Company's challenge is to become leaner and stronger and better positioned for the future.

PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

           The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during April 1995:

          (a)  A meeting was held on April 27, 1995 and was an Annual
Meeting.

          (b)  Not Applicable

              (c)   At such meeting the following nominees for election
        as  directors were        elected to hold office until the next
        annual   meeting   of  stockholders   or         until    their
        successors are elected and qualified. The votes cast with respect to each nominee for director are as follows:

                                                Votes to Withhold
                                   Votes for    Authority to Vote
               Nominee              Nominee      for the Nominee
               Richard V. Wolohan        4,985,429         121,118
               David F. Wallace          4,985,559         120,988
               Ervin E. Wardlow          4,985,349         121,198
               Hugo E. Braun, Jr         5,069,890           36,657
               James L. Wolohan          5,069,874           36,673
               F.R. Lehman               5,069,899           36,648
               Leo B. Corwin             5,069,331           37,216

      Further at such meeting the stockholders approved the Stock Option Plan for Non-Employee Directors. 4,682,727 affirmative votes, 380,832 negative votes and 42,988 abstain votes were cast with respect to such plan.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (1)  Stock Option Plan for Non-Employee Directors

          (b)  Reports on Form 8-K

               The Registrant filed no reports on Form 8-K during the
quarter for                   which this Report is filed.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                        WOLOHAN LUMBER CO.
                                            Registrant




Date:          August 11, 1995               James L. Wolohan
                                   James L. Wolohan
                                   Chairman of the Board,
                                   President and Chief Executive
Officer


Date:          August 11, 1995               Edward J. Dean
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                        WOLOHAN LUMBER CO.
                                   Registrant




Date:          August 11, 1995
                                   James L. Wolohan
                                   Chairman of the Board,
                                   President and Chief Executive
Officer


Date:          August 11, 1995
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)