Form 10-Q
period 1995-09-30
WOLOHAN LUMBER CO
filed 1995-11-13
CIK 108079

-2-
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q



X  Quarterly  Report  Pursuant to Section 13  or  15(d)  of  the
   Securities Exchange Act of 1934.

For the quarter ended                 September 30, 1995


   Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
   Securities Exchange
   Act of 1934

For the transition period from                       to

Commission file number                  0-6169


                         WOLOHAN LUMBER CO.
          (Exact name of registrant as specified in its charter)

          Michigan                           38-1746752
  (State or other jurisdiction of          (Identification Number)
  (I.R.S. Employer incorporation
   or organization)


               1740 Midland Road, Saginaw, Michigan  48603
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

X Yes    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $1 par value --   7,086,578 shares as of October 31,
1995.

PART I -- FINANCIAL INFORMATION
Item 1.     Financial Information
WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS
                                                    Sept 30        Dec 31
                                                      1995          1994

                                                      (Unaudited)
   )
ASSETS                                                 (000's omitted)
CURRENT ASSETS
Cash and cash equivalents                          $   16,951    $ 22,072
Trade receivables                                      30,330      25,961
Inventories - at current cost                          65,083      64,555
Reduction to LIFO cost                                (14,038)    (14,549)
Inventories at the lower of last-in,
     first-out cost or market                          51,045      50,006
Other current accounts                                  1,909       2,832
                         TOTAL CURRENT ASSETS         100,235     100,871

OTHER ASSETS                                            2,613       2,174
NET PROPERTIES                                         65,801      68,002
                                  TOTAL ASSETS       $168,649     $171,047
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                           $  19,559    $ 21,789
   Employee compensation and accrued expenses                    12,627
12,345
   Current portion of long-term debt                   4,262        1,970
                    TOTAL CURRENT LIABILITIES          36,448      36,104

LONG-TERM DEBT, less current portion                   25,865      30,035

DEFERRED INCOME TAXES                                     697         697

SHAREOWNERS' EQUITY
   Common stock                                         7,086       7,146
   Additional capital                                  23,288      23,979
   Retained earnings                                  75,265       73,086
                    TOTAL SHAREOWNERS' EQUITY         105,639     104,211
    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY       $168,649     $171,047

Note: The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.


WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                     THREE MONTHS ENDED
                                                          SEPT 30

                                                      1995         1994
                                           (000's omitted, except per share data)

NET SALES                                         $  122,638   $   132,624
Cost of sales                                         93,831       100,341
                                                      28,807        32,283
Other income                                             717           647
Gain from sale of properties                              34          1071
Gross income                                          29,558        34,001
OPERATING EXPENSES:
  Selling, general and administrative                 24,096        22,968
  Depreciation                                         2,319         2,095
  Interest                                               694           827
                                                      27,109        25,890

                    INCOME BEFORE INCOME TAXES         2,449         8,111
  Income taxes                                           888         3,202

                                    NET INCOME    $    1,561   $     4,909


Average shares outstanding                             7,090         7,146

Net income per share                                    $.22          $.69

Dividends per share                                     $.07          $.07

See notes to condensed financial statements.




WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                          SEPT 30

                                                      1995         1994
                                           (000's omitted, except per share data)
NET SALES                                         $  321,144   $   342,837
Cost of sales                                        244,969       260,987
                                                      76,175        81,850
Other income                                           1,979         1,773
Gain from sale of properties                             342         1,220
Gross Income                                          78,496        84,843

OPERATING EXPENSES:
  Selling, general and administrative                 63,470        62,857
  Depreciation                                         6,795         5,968
  Interest                                             2,253         2,400
                                                      72,518        71,225

                           INCOME BEFORE TAXES         5,978        13,618
  Income taxes                                         2,301         5,311

                                    NET INCOME    $    3,677   $     8,307


Average shares outstanding                             7,132         7,146

Net income per share                                    $.52         $1.16

Dividends per share                                     $.21          $.21




See notes to condensed financial statements.


WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                          SEPT 30

                                                     1995        1994
(000's omitted, except per share data)

NET CASH FROM/(USED IN) OPERATING ACTIVITIES      $   2,532   $  (3,027)

NET CASH USED IN INVESTING ACTIVITIES                (4,277)      (7,702)

NET CASH FROM/(USED IN) FINANCING ACTIVITIES         (3,376)        5,871

  DECREASE IN CASH AND CASH EQUIVALENTS              (5,121)      (4,858)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           22,072       22,303


   CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   16,951   $   17,445




See notes to condensed financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1995

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

     The Company's business is seasonal in nature and subject to general economic conditions and other outside factors and, accordingly, its operating results for the three months and nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

     For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations

     Net income for the third quarter of 1995 was $1.6 million, (22 cents per share) versus $4.9 million (69 cents per share) for the same period of 1994. The decline in third-quarter earnings resulted from lower sales, tighter margins, and costs related to the closing of two stores ($1.9 million or 17 cents per share). 1994's third quarter included a 9-cent per share gain on the sale of a closed store. For the first nine months of 1995, net income was $3.7 million, (52 cents per share) compared with $8.3 million ($1.16 per share) for the same period of 1994.

     Sales totaled $122.6 million in the third quarter of 1995, an 8-percent decline from third quarter 1994 sales of $132.6 million. The sales decline in the 1995 third quarter resulted from a 6-
     percent  decrease  in consumer (do-it-yourself)  sales  and  a  9-
     percent decline in professional contractor sales. Sales at comparable stores (stores in operation at September 30, 1995 and opened prior to July 1, 1994) were down 12 percent, which resulted from a 13-percent decline in consumer sales and a 10-percent decrease in contractor sales. The sales mix ratio for the third quarter of 1995 was 50% consumer and 50% contractor sales, compared with 49% consumer and 51% contractor for the third quarter 1994. For the first nine months of 1995, sales were $321.1 million compared with $342.8 million in the same period of 1994, a decrease of 6 percent.

     Contractor sales decreased 8 percent and consumer sales decreased 5 percent for the 1995 nine-month period. Comparable store sales for the 1995 nine-month period were down 12 percent. The 1995 sales mix for nine months was 50% consumer sales and 50% contractor sales versus 49% and 51%, respectively for 1994. Fewer housing starts, lower lumber prices, sluggish consumer spending and additional competition continue to be the factors that are negatively affecting sales in 1995.

     Gross margins were 23.5 percent in the 1995 third quarter, a decline of 80 basis points compared with 1994's third quarter. Competitive pressures in both the consumer and contractor segments of the Company's business negatively affected the third-quarter margins.

     Selling, general and administrative expenses in third quarter of 1995 (excluding the costs related to store closings) were 18.2 percent of sales compared with 17.3 percent of sales for the corresponding period of 1994. Depreciation expense increased $224,000, or 11 percent, from third quarter 1994 and reflects the two new stores added during 1994's third quarter and the two added in the first half of 1995.

     During the third quarter of 1995, the Company closed its stores in Niles, Mich. And New Philadelphia, Ohio, resulting in a pre-tax charge to earnings of $1.9 million.

     The Company continues to evaluate its under-performing stores and will close stores and re-deploy the assets as appropriate. The Company will close its Richmond, Ind. store in November. Costs relating to this closing will approximate $1.0 million, or 9 cents per share.

     The effective tax rate (federal and state) for third quarter 1995 was 36.3%, compared to 39.5% for third quarter 1994 and for the nine-month period 38.5% vs 38.9% in 1994. The lower effective tax rate for third quarter 1995 resulted primarily from the reduction in earnings compared to third quarter 1994 and the resultant lower statutory federal income tax rate.

     Financial Condition

     At Sept. 30, 1995, the Company's balance sheet remains strong. Net working capital at Sept. 30, 1995 was $63.8 million, compared to $63.8 million at Sept. 30, 1994 and $64.8 million at Dec. 31, 1994. The current ratio at Sept. 30, 1995 was 2.8 to 1, compared to 2.4 to 1 at Sept. 30, 1994, and 2.8 to 1 at Dec. 31, 1994. The
     Company's debt-to-asset ratio was lowered to .15:1.

     Cash and cash equivalents were $17.0 million at Sept. 30, 1995, compared to $17.4 million at Sept. 30, 1994 and $22.1 million at Dec. 31, 1994. The liquidity ratio was .48 to 1, compared to .38
     to 1 at Sept. 30, 1994, and .62 to 1 at      Dec. 31, 1994.

     Cash and cash equivalents increased $1.1 million during the 1995 third quarter with operating activities producing $7.3 million of cash. The major use of cash was to pay off remaining short-term debt of $6.0 million.

     The Company expects that funds from operations and available lines of credit should be adequate to meet future working capital needs and capital expenditures for 1995.

     In October, the Company acquired the assets of Home Builder's Warehouse, a two-store chain in northern Michigan. The assets include inventory, customer receivables, equipment and the land and buildings at one site (60,000 sq. feet of retail area, and 50,000 sq. feet of covered storage on 10 acres) while the second store is under a lease arrangement and consists of a small hardware store and lumber storage area.

     Invested capital (long-term debt and shareowner's equity) was equal to 78% of total assets at Sept. 30, 1995, compared to 78% at year-end 1994. The ratio of equity to total assets was .63 to 1 at Sept. 30, 1995 and .61 to 1 at Dec. 31, 1994.The Company purchased 5,000 shares of its common stock during the third quarter of 1995.

     Outlook

     The Company anticipates some margin improvement in the fourth quarter compared to the third quarter, but with sales continuing to be sluggish, the Company expects fourth-quarter earnings to be below 1994 levels.

     The Company sees continued long-term growth in the demand for home construction, repair and improvement products and has developed strategies to improve its market share. The Company is focusing its time and energy on improving the competency and commitment of its associates to provide outstanding customer service. The Company is striving to better execute its strategy of selling project sales which involve the major purchases of products such as lumber, basic building materials, millwork, and kitchen cabinets. The Company is continuing to make significant investments in technology to improve its inventory replenishment system which currently requires considerable manual effort. The Company is looking for further opportunities for greater efficiencies in all segments of our operation.

PART II -- OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               (1)  none
          (b)  Reports on Form 8-K

      The Registrant filed no reports on Form 8-K during the quarter for which this Report is filed.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                   WOLOHAN LUMBER CO.
                                   Registrant




Date:     November 10, 1995        David G. Honaman
                                   David G. Honaman
                                   Vice President Administration,
                                   Chief Financial Officer


Date:     November 10, 1995        Edward J. Dean
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                   WOLOHAN LUMBER CO.
                                   Registrant




Date:          November 10, 1995
                                   David G. Honaman
                                   Vice President Administration,
                                   Chief Financial Officer


Date:          November 10, 1995
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)