Form 10-K405
period 1995-12-31
WOLOHAN LUMBER CO
filed 1996-03-27
CIK 108079

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number 0-6169 _____________________


                              WOLOHAN LUMBER CO.
            (Exact name of registrant as specified in its charter)

     MICHIGAN                                               38-1746752
 (State or other                                         (I.R.S. Employer
 jurisdiction of                                      Identification Number)
 incorporation or
  organization)

                  1740 Midland Road, Saginaw, Michigan 48605
                   (Address of principal executive offices)

                                (517) 793-4532
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each
                                                       exchange on which
 Title of each class                                      registered
----------------------                                 -----------------
        None                                                 None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 10, 1996, 7,007,444 shares of Common Stock of the registrant were outstanding and the aggregate market value of the shares of Common Stock held by non-affiliates (including certain officers and non-officer directors) of the registrant was approximately $49,966,000.

                      Documents Incorporated by Reference

Portions of the Annual Report of the registrant to its shareholders for the year ended December 31, 1995 are incorporated by reference into Part II.

Portions of the definitive Proxy Statement of the registrant, dated March 28, 1996, filed pursuant to Regulation 14A are incorporated by reference into Part III.

==============================================================================

                                    PART I


Item 1.  Business.

         Wolohan Lumber Co. (the "registrant") is engaged in the retail sale of a full-line of lumber and building materials and related items, through a chain of 62 building supply stores located in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio and Wisconsin.

         The registrant sells to contractor builders and remodelers and to the "do-it-yourself" market consisting principally of homeowners. Each segment accounted for approximately 50% of the registrant's sales for 1995.

         The registrant sells more than 43,000 different products which are purchased from approximately 1,185 suppliers. No supplier accounts for more than 6% of total purchases. The registrant purchases lumber products primarily from lumber and plywood mills and more than half of all other merchandise from original producers or manufacturers.

         The business of the registrant is not dependent upon a single customer or a few customers for any significant portion of sales.

         The registrant believes that backlogs are not significant to its business.

         The registrant is engaged in only one line of business - retail sales of lumber and building materials and related items. The classes of products include dimension lumber; sheathing plywood; building materials; building hardware; lawn and garden; millwork; plumbing, heating and electrical; kitchen cabinets and vanities; home decorations; trusses and components, including storage barns; and other forest products, such as fencing and treated lumber.

         The business of the registrant is highly competitive, and it encounters competition from both nationwide and regional chains and from local independent merchants, as well as integrated department stores such as K mart, WAL-MART and Sears. Because of the variety of competition faced by the registrant and the wide range of products it sells, it is virtually impossible to determine the registrant's competitive position in the markets it serves.

         The registrant holds no material patents, trademarks, licenses, franchises or concessions.

         The registrant's business generally is subject to seasonal influences. The second and third quarters are generally the periods of highest sales volumes while the first quarter is usually the period of lowest sales volume.

         The registrant had approximately 1,600 full-time employees at December 31, 1995.

         To the best of the registrant's knowledge, it is complying with all federal, state and local environmental protection provisions.


Item 2.  Properties.

         The administrative offices of the registrant are located in a 28,000-square-foot, two-story brick face building situated on three acres of land owned by the registrant in Saginaw, Michigan.

         The registrant operates 62 building supply stores in the states of Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio and Wisconsin. The showroom selling space in the stores averages 27,000 square feet. In addition, total warehouse and storage space (under roof) ranges in size from 10,000 square feet to 63,000 square feet (average of 25,000 square feet).

         All of the building supply stores are owned in fee by the registrant with the exception of six leased stores (including a leased facility opened in March, 1996) and one store which is occupied under an agreement with a local municipality. This agreement provides for payments in amounts sufficient to retire the industrial revenue bonds issued to finance the acquisition and construction of the store and to pay interest on the bonds. This obligation has been recorded in the registrant's financial statements.

         The registrant believes that all of its building supply stores and the display, warehouse and storage facilities and equipment located thereon are well maintained and adequate for the purpose for which they are used. A fleet of approximately 400 trucks is owned by the registrant for the delivery of its retail merchandise.


Item 3.  Legal Proceedings.

         There are no material legal proceedings pending against the registrant.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Registrant



The executive officers of the registrant are as follows:

                                                                Has Served
                                                               In Position
       Name                         Position                      Since          Age
       ----                         --------                    ----------       ---
James L. Wolohan             Chairman of the Board,                1994           44
                                 President and                     1986
                            Chief Executive Officer                1987

David G. Honaman          Vice President-Administration,           1995           44
                             Secretary, and Chief
                               Financial Officer

Thomas M. Ostrander              Vice President-                   1992           46
                                  Operations

William E. Stark                 Vice President-                   1994           47
                                Human Resources

Edward J. Dean                Corporate Controller                 1984           45

James R. Krapohl                 Treasurer and                     1978           50
                              Assistant Secretary


Officers of the registrant are elected each year in April at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

All of the officers of the registrant named above have held various positions with the registrant for more than five years, with the exception of William E. Stark who joined the Company in 1993. Prior thereto, Mr. Stark was Director of Human Resources for Wickes Lumber Company.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters.

         The information set forth under the caption "Common Stock Data" on page 4 of the 1995 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 6.  Selected Financial Data.

         The five year selected financial data set forth under the caption "Five Year Performance" on page 6 of the 1995 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth on pages 7, 8 and 9 of the 1995 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

         The report of management, report of independent auditors, and financial statements included on pages 10 through 18 of the 1995 Annual Report of the registrant to its shareholders, are incorporated herein by reference.

         The information set forth under the caption "Quarterly Summaries" on page 4 of the 1995 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant.

         The information set forth under the caption "Information About Nominees As Directors" on pages 4 and 5 of the definitive Proxy Statement of the registrant, dated March 28, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference for information as to directors of the registrant.

         Reference is made to Part I of this Report for information as to executive officers of the registrant.


Item 11. Executive Compensation.

         The information set forth under the captions "Compensation Committee Report" on pages 5, 6 and 7 and "Executive Compensation" on pages 7, 8 and 9 of the definitive Proxy Statement of the registrant, dated March 28, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         The information set forth under the caption "Security Ownership" on pages 2 and 3 of the definitive Proxy Statement of the registrant, dated March 28, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

         None.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.

     (a) (1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.

         (3) Listing of Exhibits -- The exhibit marked by one asterisk below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1980; the exhibits marked with three asterisks below were filed as exhibits to Form 10-Q of the registrant for the quarter ended June 30, 1987; the exhibit marked with four asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1988; the exhibit marked with five asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1990; the exhibit marked with six asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1991; the exhibit marked with seven asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1991; and the exhibit marked with eight asterisks below was filed as an exhibit to form 10-K of the registrant for the year ended December 31, 1994 (file number 0-6169), and are incorporated herein by reference, the exhibit number in parenthesis being those in such Form 10-K or 10-Q reports.

         Exhibit (3) (a)   *Articles of Incorporation (1)

         Exhibit (3) (b)   ***Amendment to Articles of
                           Incorporation (3) (a)

         Exhibit (3) (c)   *****Amendment to Articles of
                           Incorporation (6) (a) (1)

         Exhibit (3) (d)   ****By-laws (3) (c)

         Exhibit (4) (a)   ***Note Agreement dated as of May 1, 1987, between
                           registrant and Massachusetts Mutual Life Insurance
                           Company (4)

         Exhibit (4) (b)   *******Note Agreement dated as of January 15, 1992,
                           between registrant and Principal Mutual Life
                           Insurance Company

         Exhibit (10) (a)  ******1991 Long-Term Incentive Plan of Wolohan
                           Lumber Co. (6) (a) (1) (X)

                 (10) (b)  ********Stock Option Plan for Non-Employee
                           Directors

         (X) A compensatory plan required to be filed as an exhibit.

         Exhibit (13)      Annual Report of registrant to its shareholders for
                           the year ended December 31, 1995

         Exhibit (23)      Consent of Independent Auditors

     (b) Reports on Form 8-K filed in the fourth quarter of 1995.

         The registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

     (c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report.

     (d) Financial  Statement  Schedules -- The response to this portion of
         Item 14 is submitted as a separate section of this report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1996.

                            WOLOHAN LUMBER CO.


                            By /s/James L. Wolohan
                               ------------------------------------
                               James L. Wolohan
                               Chairman of the Board, President and
                               Chief Executive Officer
                               (Principal Executive Officer)



                            By /s/David G. Honaman
                               ------------------------------------
                               David G. Honaman
                               Vice President-Administration
                               Chief Financial Officer and Secretary
                               (Principal Financial Officer)



                             By /s/Edward J. Dean
                               ------------------------------------
                               Edward J. Dean
                               Corporate Controller
                               (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27th, 1996.

     Signature             Title            Signature            Title

/s/David F. Wallace       Director    /s/Ervin E. Wardlow       Director
------------------------              ------------------------
David F. Wallace                      Ervin E. Wardlow


/s/James L. Wolohan       Director    /s/Hugo E. Braun, Jr.     Director
------------------------              ------------------------
James L. Wolohan                      Hugo E. Braun, Jr.


/s/Richard V. Wolohan     Director    /s/Leo B. Corwin          Director
------------------------              ------------------------
Richard V. Wolohan                    Leo B. Corwin


/s/F.R. Lehman            Director                              Director
------------------------              ------------------------
F.R. Lehman                           Charles R. Weeks

                          ANNUAL REPORT ON FORM 10-K



                     Item 14 (a) (1) and (2), (c) and (d)



        Lists of Financial Statements and Financial Statement Schedules



                               Certain Exhibits



                         Financial Statement Schedules



                         Year-Ended December 31, 1995



                              WOLOHAN LUMBER CO.



                               SAGINAW, MICHIGAN

FORM 10-K -- Item 14 (a) (1) and (2)


WOLOHAN LUMBER CO.


List of Financial Statements and Financial Statement Schedules


The following financial statements, included in the 1995 Annual Report of the registrant to its shareholders for the year ended 1995, are incorporated by reference in Item 8:

        Balance sheets -- December 31, 1995 and 1994.

        Statements of income -- Years ended December 31,
                                1995, 1994 and 1993.

        Statements of shareowners' equity -- Years ended December 31, 1995,
                                             1994 and 1993.

        Statements of cash flows -- Years ended December 31,
                                    1995, 1994 and 1993.

        Notes to financial statements -- December 31, 1995.


The following financial statement schedule of Wolohan Lumber Co. is included in Item 14 (d):

        Schedule II -- Valuation and qualifying accounts.


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              WOLOHAN LUMBER CO.


        COL. A                       COL. B                COL. C               COL. D         COL. E
     -----------                  ------------    -------------------------    ---------     ----------
                                                          ADDITIONS
                                                  -------------------------
                                                      (1)           (2)
                                    BALANCE       CHARGES TO    CHARGES TO                   BALANCE AT
                                  AT BEGINNING    COSTS AND     OTHER ACCTS    DEDUCTIONS        END
     DESCRIPTION                   OF PERIOD       EXPENSES     - DESCRIBE     - DESCRIBE    OF PERIOD
     -----------                  ------------    ----------    -----------    ----------    -----------

Reserves and allowances
deducted from asset accounts:

Allowances for doubtful
accounts:

Year ended Dec. 31, 1995            $935,000        $662,000                    $735,000      $862,000
Year ended Dec. 31, 1994            $943,000        $387,000                    $395,000      $935,000
Year ended Dec. 31, 1993            $900,000        $350,000                    $307,000      $943,000

                                 EXHIBIT INDEX

The exhibit marked by one asterisk below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1980; the exhibits marked with three asterisks below were filed as exhibits to Form 10-Q of the registrant for the quarter ended June 30, 1987; the exhibit marked with four asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1988; the exhibit marked with five asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1990; the exhibit marked with six asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1991; the exhibit marked with seven asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1991; and the exhibit marked with eight asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1994 (file number 0-6169), and are incorporated herein by reference, the exhibit number in parenthesis being those in such Form 10-K or 10-Q reports.

                                                                  Page Number
                                                                   Sequential
Exhibit                                                             Numbering
Number                                                                 System
-------                                                           -----------

Exhibit (3) (a)   *Articles of Incorporation (1)

Exhibit (3) (b)   ***Amendment to Articles of
                  Incorporation (3) (a)

Exhibit (3) (c)   *****Amendment to Articles of
                  Incorporation (6) (a) (1)

Exhibit (3) (d)   ****By-laws (3) (c)

Exhibit (4) (a)   ***Note Agreement dated as of May
                  1, 1987, between registrant and
                  Massachusetts Mutual Life Insurance
                  Company (4)

Exhibit (4) (b)   *******Note Agreement dated as of
                  January 15, 1992 between registrant and
                  Principal Mutual Life Insurance Company

Exhibit (10) (a)  ******1991 Long-Term Incentive Plan
                  of Wolohan Lumber Co. (6) (a) (1)
        (10) (b)  ********Stock Option Plan for Non-Employee
                  Directors

Exhibit (13)      Annual Report of registrant to its share-
                  holders for the year ended December 31,
                  1995                                                14-37

Exhibit (23)      Consent of Independent Auditors                     38

Exhibit (27)      Financial Data Schedule