Form 10-Q
period 1996-03-31
WOLOHAN LUMBER CO
filed 1996-05-13
CIK 108079

[DESCRIPTION] 10Q FORM, FINANCIAL DOCUMENTS


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



   Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934.

For the quarter ended                               March 31, 1996



   Transition  Report  Pursuant  to  Section  13  or  15(d)  of   the
   Securities Exchange
   Act of 1934

For the transition period from                       to

Commission file number                  0-6169


                         WOLOHAN LUMBER CO.
           (Exact name of registrant as specified in its charter)

          Michigan                           38-1746752
        (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)       Identification Number)



               1740 Midland Road, Saginaw, Michigan  48603
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

Common stock, $1 par value --  7,007,492 shares as of April 30, 1996.

PART I -- FINANCIAL INFORMATION

Item 1.     Financial Information
WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS
                                                    March 31    December 31
                                                      1996          1995

                                                  (Unaudited)      (Note)
ASSETS                                                 (000's omitted)
CURRENT ASSETS
   Cash and cash equivalents                         $  7,429    $ 13,919
   Trade receivables                                   24,533      26,471
   Inventories - at current cost                       71,891      61,375
   Reduction to LIFO cost                            (13,186)    (12,836)
   Inventories at the lower of last in,
     first out cost or market                          58,705      48,539
   Other current accounts                               3,826       3,112
                         TOTAL CURRENT ASSETS          94,493      92,041

OTHER ASSETS                                            3,137       2,149
NET PROPERTIES                                         66,995      68,250
                                 TOTAL ASSETS        $164,625    $162,440
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                           $  17,890    $ 15,258
   Employee compensation and accrued expenses          10,439      11,810
   Short-term debt                                      5,000
   Current portion of long-term debt                    3,679       4,342
                    TOTAL CURRENT LIABILITIES          37,008      31,410

LONG-TERM DEBT, less current portion                   25,115      26,674

SHAREOWNERS' EQUITY
   Common stock                                         7,007       6,989
   Additional capital                                  22,721      22,534
   Retained earnings                                   72,774      74,833
                    TOTAL SHAREOWNERS' EQUITY         102,502     104,356
    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY        $164,625    $162,440

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)




                                                     THREE MONTHS ENDED
                                                          MARCH 31

                                                      1996         1995
                                       (000's omitted, except per share data)

NET SALES                                         $   73,453   $    75,417
Cost of sales                                         55,669        57,318
                                                      17,784        18,099
Other income                                             491           505
Gain from sale of properties                             581           224
                                                      18,856        18,828

OPERATING EXPENSES:
  Selling, general and administrative                 18,443        17,141
  Depreciation                                         2,394         2,200
  Interest                                               634           713
                                                      21,471        20,054

                      LOSS BEFORE INCOME TAXES       (2,615)       (1,226)
  Income taxes (credit)                              (1,045)         (489)

                                      NET LOSS    $  (1,570)   $     (737)


Average shares outstanding                             7,005         7,155
Net loss per share                                   $ (.22)     $    (.10)
Dividends per share                                  $   .07     $     .07







See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                     THREE MONTHS ENDED
                                                          MARCH 31

                                                     1996           1995
                                      (000's omitted, except per share data)

NET CASH USED IN OPERATING ACTIVITIES             $  (8,192)   $ (14,377)

NET CASH USED IN INVESTING ACTIVITIES                  (587)      (2,989)

NET CASH FROM FINANCING ACTIVITIES                     2,289        9,416

DECREASE IN CASH AND CASH EQUIVALENTS                (6,490)      (7,950)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           13,919       22,072


    CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    7,429   $   14,122


















See notes to condensed financial statements

WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1996


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

     The Company's business is seasonal in nature and subject to general economic conditions and other outside factors and, accordingly, its operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

     For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations

     Sales totaled $73.5 million in the first quarter of 1996, a 3-percent decline from first-quarter 1995. The lower sales combined with higher expenses offset some improvement in gross margins and resulted in a 1996 first quarter loss of $1.6 million (22 cents per share); versus a $.7 million loss (10 cents per share) for the same period of 1995. The Company's first quarter historically has the lowest sales volume volume which often results in a net loss.

     The sales decline in the first quarter resulted from a 13-percent decrease in consumer (DIY) sales which more than offset a 5-percent improvement in contractor (builder and remodeler) sales. Sales at comparable stores (stores in operation prior to Jan. 1, 1995) were down 4 percent from the same period of 1995, and resulted from a 14-percent decline in consumer sales and a 3-percent increase in contractor sales. Harsh winter weather, lower selling prices for lumber, sluggish consumer spending and increased competition all combined to depress sales.

     The sales mix for the first quarter of 1996 was 39-percent consumer sales and 61-percent contractor sales compared to 43-percent consumer and 57-percent contractor for the first quarter of 1995.

     Gross margins increased slightly to 24.2 percent in the first quarter of 1996, compared with 24 percent for the first-quarter of 1995.

     Other income increased $.3 million in the first quarter of 1996 compared to 1995's first quarter due to a gain on the sale of a closed facility.

     Selling, general and administrative expenses in the first quarter of 1996 increased $1.3 million, or 8 percent, from first quarter 1995 and resulted primarily from expenses related to upgrading information technology and for staff training.

     The effective tax rate (federal and state) for first quarter 1996 was 40 percent, the same as first quarter 1995.

     Financial Condition
     At March 31, 1996, the Company's balance sheet remains strong. Net working capital at March 31, 1996 totaled $57.5 million, compared to $59.4 million at March 31, 1995. The current ratio at March 31, 1996 was 2.6 to 1, compared to 2.4 to 1 at March 31, 1995, and 2.9 to 1 at Dec. 31, 1995.

     Cash and cash equivalents were $7.4 million at March 31, 1996, compared to $14.1 million at March 31, 1995 and $13.9 million at Dec. 31, 1995. The liquidity ratio at March 31, 1996 was .20 to 1, compared to .32 to 1 at March 31, 1995, and .44 to 1 at Dec. 31, 1995.

     The major use of cash in the first quarter was for the seasonal buildup of inventories, which increased $10.2 million from year-end 1995. Short-term borrowings totaled $5 million at March 31, 1996 compared with $11 million at March 31, 1995.

     The Company expects that funds from operations and available lines of credit should be adequate to meet future working capital needs and capital expenditures for 1996. The Company added one new store during the first quarter and expects to acquire two stores in the second quarter. The Company continues to seek opportunities for growth through acquisitions.

     Invested capital (long-term debt and shareowner's equity) was equal to 78% of total assets at March 31, 1996, compared to 75% at March 31, 1995, and 81% at year-end 1995. The total debt-to-asset ratio was lowered to .15:1 at March 31, 1996 from .16:1 at year-end 1995. The ratio of equity to total assets was .62 to 1 at March 31, 1996, compared to .59 to 1 at March 31, 1995, and .64 to 1 at year end 1995.

     Outlook
     Despite disappointing first quarter financial results, the Company has made significant progress in executing key elements of its 1996 Plan and is optimistic that sales and profits will improve significantly with warmer, dryer weather. The Company expects to sell many of its contractors a more complete package of home construction products which will improve both sales and gross margins. The Company is working aggressively to improve consumer sales. It is also achieving success in kitchen sales and is executing strategies to improve sales of other major projects including decks, sheds, pole barns, garages and major remodeling projects. The Company is progressing toward an objective of clearly positioning itself as a sales-market-driven company with knowledgeable sales and service-oriented associates.


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





                                        WOLOHAN LUMBER CO.
                                   Registrant




Date:          May 10, 1996             David G. Honaman
                                   David G. Honaman,
                                   Vice President -- Administration
                                   and Chief Financial Officer

Date:          May 10, 1996             Edward J. Dean
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Date:          May 10, 1996
                                   David G. Honaman,
                                   Vice President -- Administration and
                                   Chief Financial Officer


Date:          May 10, 1996
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)