Form 10-Q
period 1996-06-30
WOLOHAN LUMBER CO
filed 1996-08-14
CIK 108079

page 13


[DESCRIPTION] 10Q FORM, FINANCIAL DOCUMENTS



                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                               June 30, 1996



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

Common stock, $1 par value --  6,963,517 shares as of July 31, 1996.

PART I -- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS
                                                    June 30       Dec. 31
                                                      1996          1995

                                                  (Unaudited)      (Note)
ASSETS                                                 (000's omitted)
CURRENT ASSETS

   Cash and cash equivalents                        $  11,367    $ 13,919
   Trade receivables                                   33,213      26,471
   Inventories - at current cost                       67,803      61,375
   Reduction to LIFO cost                             (13,015)    (12,836)
   Inventories at the lower of last in,
     first out cost or market                          54,788      48,539
   Other current accounts                               2,171       3,112
                         TOTAL CURRENT ASSETS         101,539      92,041

OTHER ASSETS                                            2,077       2,149
NET PROPERTIES                                         67,284      68,250
                                 TOTAL ASSETS        $170,900    $162,440
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                           $  18,019    $ 15,258
   Employee compensation and accrued expense           12,796      11,810
   Short-term debt                                      8,000
   Current portion of long-term debt                    3,548       4,342
                    TOTAL CURRENT LIABILITIES          42,363      31,410

LONG-TERM DEBT, less current portion                   23,733      26,674


SHAREOWNERS' EQUITY
   Common stock                                         6,977       6,989
   Additional capital                                  22,447      22,534
   Retained earnings                                   75,380      74,833
                    TOTAL SHAREOWNERS' EQUITY         104,804     104,356
    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY        $170,900    $162,440

Note: The balance sheet at Dec. 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.


WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                          JUNE 30

                                                      1996         1995
                                       (000's omitted, except per share data)

NET SALES                                         $  119,193   $   123,089
Cost of sales                                         89,399        93,820
     Gross Profit                                     29,794        29,269

OPERATING EXPENSES:
  Selling, general and administrative                 22,263        22,230
  Depreciation                                         2,424         2,276
                                                      24,687        24,506

                              OPERATING INCOME         5,107         4,763
OTHER EXPENSES (INCOME):
     Interest expense                                    690           847
     Gain from sale of properties                       (696)         (756)
     Other                                               (48)          (83)
                                                         (54)            8

                    INCOME BEFORE INCOME TAXES         5,161         4,755
     Income taxes                                      2,065         1,902

                                    NET INCOME    $    3,096   $     2,853


Average shares outstanding                             6,990         7,152

Net income per share                                    $.44          $.40

Dividends per share                                     $.07          $.07





See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                      SIX MONTHS ENDED
                                                          JUNE 30

                                                      1996         1995
                                       (000's omitted, except per share data)

NET SALES                                         $ 192,646    $  198,506
Cost of sales                                       145,068       151,138
     Gross Profit                                    47,578        47,368

OPERATING EXPENSES:
  Selling, general and administrative                40,706        39,371
  Depreciation                                        4,818         4,476
                                                     45,524        43,847

                              OPERATING INCOME        2,054         3,521
OTHER EXPENSES (INCOME):
     Interest expense                                 1,324         1,560
     Gain from sale of properties                      (629)         (307)
     Other                                           (1,187)       (1,261)
                                                       (492)           (8)

                    INCOME BEFORE INCOME TAXES        2,546         3,529
     Income taxes                                     1,020         1,413

                                    NET INCOME    $   1,526   $     2,116


Average shares outstanding                            6,998         7,153

Net income per share                                   $.22          $.30

Dividends per share                                    $.14          $.14







See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      SIX MONTHS ENDED
                                                          JUNE 30

                                                       1996         1995
                                       (000's omitted, except per share data)

NET CASH USED IN OPERATING ACTIVITIES              $   (2,608)   $(4,772)

NET CASH USED IN INVESTING ACTIVITIES                  (3,230)    (4,143)

NET CASH FROM FINANCING ACTIVITIES                      3,286      2,714

  DECREASE IN CASH AND CASH EQUIVALENTS                (2,552     (6,201)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                            13,919     22,072


    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   11,367   $ 15,871

















See notes to condensed financial statements

WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1996

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

     The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending Dec. 31, 1996.

     For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended Dec. 31, 1995.

NOTE B - EARNINGS PER SHARE

     The Company calculates earnings per share based on the average number of shares outstanding for the period. Common stock
     equivalents had no material dilutive    effect for the periods
     presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations

     Net income for the second quarter of 1996 was $3.1 million (44 cents per share), versus $2.9 million (40 cents per share) for the same period of 1995. The improvement in second-quarter earnings resulted from higher gross margins which more than offset a 3-percent decline in sales. For the first six months of 1996, net income was $1.5 million (22 cents per share), compared with $2.1 million (30 cents per share) for the same period of 1995.

     Sales totaled $119.2 million in the second quarter of 1996, a 3-percent decline from second-quarter 1995. The sales decline in the second quarter resulted from a 17-percent decrease in consumer
     (DIY) sales which more than offset a 14-percent improvement in contractor (builder and remodeler) sales. Sales at comparable stores (stores in operation prior to April 1, 1995) were down 5 percent from the same period of 1995, and resulted from an 18-percent decline in consumer sales and a 10-percent increase in contractor sales. For the first six months of 1996, sales were $192.6 million compared with $198.5 million in the same period of 1995, a decrease of 3 percent. Contractor sales increased 10 percent and consumer sales decreased 16 percent for the six-month period. Comparable store sales for the 1996 six-month period were down 4 percent.

     The sales mix for the second quarter of 1996 was 46-percent consumer sales and 54-percent contractor sales compared with 54-percent consumer sales and 46-percent contractor sales for the second quarter of 1995. The 1996 sales mix for the six months was 43 percent consumer sales and 57 percent contractor sales, versus a 50/50 mix in 1995.

     Gross margins increased 120 basis points to 25 percent in the second quarter of 1996, compared with the second quarter of 1995. The improvement in margins was the result of improvements in core-product categories (lumber, building materials, cabinets and millwork). Total margin dollars were $.5 million higher compared with 1995's second quarter.

     Total expenses in the second quarter of 1996 were equal to 1995's second quarter despite approximately $400,000 of expenses incurred related to upgrading information technology

     The effective tax rate (federal and state) for second quarter 1996 was 40 percent, the same as second quarter 1995.

     Financial Condition

     At June 30, 1996, the Company's balance sheet remains strong. Net working capital at June 30, 1996, totaled $59.2 million, compared with $61.4 million at June 30, 1995, and $60.6 million at December 31, 1995. The current ratio at June 30, 1996, was 2.4 to 1, compared with 2.5 to 1 at June 30, 1995, and 2.9 to 1 at Dec. 31, 1995.

     Cash and cash equivalents were $11.4 million at June 30, 1996, compared to $15.9 million at June 30, 1995, and $13.9 million at Dec. 31, 1995. The liquidity ratio at June 30, 1996, was .27 to 1, compared to .39 to 1 at June 30, 1995, and .44 to 1 at Dec. 31, 1995. Cash and cash equivalents increased $3.9 million during the 1996 second quarter with operating activities producing $5.6 million of cash. The major uses of cash in the 1996 second quarter were for net property additions, $2.7 million, and reduction of long-term debt of $1.5 million. Short-term borrowings totaled $8 million at June 30, 1996, compared with $5 million at June 30, 1995.

     The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future
     working  capital  needs and capital expenditures  for  1996.   The
     Company acquired two stores during the 1996 second quarter. The Company continues to seek opportunities for growth through acquisitions of additional stores.

     Invested capital (long-term debt and shareowner's equity) was equal to 75% of total assets at June 30, 1996, compared to 76% at June 30, 1995, and 81% at year end 1995. The total debt-to-asset ratio was lowered to .14:1 at June 30, 1996, from .16:1 at year-end 1995. The ratio of equity to total assets was .61 to 1 at June 30, 1996, compared to .64 to 1 at year end 1995. The Company purchased 30,000 shares of its common stock during the second quarter of 1996.

     Outlook

     The Company is excited about the outlook for the second half of 1996. July 1996 sales exceeded July 1995 sales by 13 percent. The Company intends to sell to contractors a more complete package of home construction products which will improve both sales and gross margins. The Company is working aggressively to improve consumer sales by executing strategies to improve sales of major projects including kitchen and bath, decks, sheds, pole barns, garages, and major remodeling projects. The Company is strongly focused on the priorities of market-share improvement, people development and improved profitability.

PART II -- OTHER INFORMATION

ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during April 1996:

          (a)  A meeting was held on April 25, 1996 and was an Annual
               Meeting.

          (b)  Not Applicable

        (c)   At such meeting the following nominees for election
        as  directors were        elected to hold office until the next
        annual   meeting   of  stockholders   or         until    their
        successors are elected and qualified. The votes cast with respect to each nominee for director are as follows:

                                                Votes to Withhold
                                   Votes for    Authority to Vote
               Nominee              Nominee      for the Nominee
               Richard V. Wolohan  5,141,931         107,989
               David F. Wallace    5,142,571         107,349
               Ervin E. Wardlow    5,142,394         107,526
               Hugo E. Braun, Jr.  5,142,986         106,934
               James L. Wolohan    5,142,850         107,070
               F.R. Lehman         5,142,488         107,432
               Leo B. Corwin       5,142,926         106,994
               Lee A. Shobe        5,142,986         106,934
               Charles R. Weeks    5,142,986         106,934

ITEM 4.        EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter for which this Report is filed.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                        WOLOHAN LUMBER CO.
                                   Registrant




Date:          August 12, 1996               David G. Honaman
                                   David G. Honaman
                                   Vice President - Administration
                                   and Chief Financial Officer


Date:          August 12, 1996               Edward J. Dean
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                        WOLOHAN LUMBER CO.
                                   Registrant




Date:          August 12, 1996
                                   David G. Honaman
                                   Vice President - Administration
                                   and Chief Financial Officer


Date:          August 12, 1996
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)