Form 10-Q
period 1996-09-28
WOLOHAN LUMBER CO
filed 1996-11-05
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarter ended September  28, 1996



   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from                       to

   Commission file number                  0-6169


                         WOLOHAN LUMBER CO.
           (Exact name of registrant as specified in its charter)

          Michigan                           38-1746752
        (State or other jurisdiction        (I.R.S. Employer
        incorporation or organization)       Identification Number)


               1740 Midland Road, Saginaw, Michigan  48603
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

Common stock, $1 par value --  6,296,017 shares as of October 26, 1996.

PART I -- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS
                                                    Sept. 28      Dec. 31
                                                      1996          1995

                                                  (Unaudited)      (Note)
ASSETS                                                 (000's omitted)
CURRENT ASSETS

   Cash and cash equivalents                        $   9,204    $ 13,919
   Trade receivables                                   39,907      26,471
   Inventories - at current cost                       62,300      61,375
   Reduction to LIFO cost                            (13,436)    (12,836)
   Inventories at the lower of last in,
     first out cost or market                          48,864      48,539
   Other current accounts                               2,136       3,112
                         TOTAL CURRENT ASSETS         100,111      92,041

OTHER ASSETS                                            1,760       2,149
NET PROPERTIES                                         66,295      68,250
                                 TOTAL ASSETS        $168,166    $162,440
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES

   Trade accounts payable                           $  19,914    $ 15,258
   Employee compensation and accrued expenses          14,462      11,810
   Current portion of long-term debt                    3,490       4,342
                    TOTAL CURRENT LIABILITIES          37,866      31,410

LONG-TERM DEBT, less current portion                   22,960      26,674


SHAREOWNERS' EQUITY
   Common stock                                         6,929       6,989
   Additional capital                                  22,031      22,534
   Retained earnings                                   78,380      74,833
                    TOTAL SHAREOWNERS' EQUITY         107,340     104,356
    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY        $168,166    $162,440

Note: The balance sheet at Dec. 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                SEPT. 28           SEPT. 30
                                                  1996               1995
                                      (000's omitted, except per share data)

NET SALES                                        $   132,850   $    122,638
Cost of sales                                        101,628         93,831
     Gross Profit                                     31,222         28,807

OPERATING EXPENSES:
  Selling, general and administrative                 23,167         24,096
  Depreciation                                         2,505          2,319
                                                      25,672         26,415

                              OPERATING INCOME         5,550          2,392
OTHER EXPENSES (INCOME):
     Interest expense                                    583            694
     Gain from sale of properties                        (47)           (34)
     Other                                              (796)          (717)
                                                        (260)           (57)

                    INCOME BEFORE INCOME TAXES         5,810          2,449
     Income taxes                                      2,324            888

                                    NET INCOME      $  3,486         $1,561

Average shares outstanding                             6,953          7,090

Net income per share                                    $.50           $.22

Dividends per share                                     $.07           $.07





See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                   SEPT. 28      SEPT. 30
                                                    1996           1995
                                      (000's omitted, except per share data)

NET SALES                                         $ 325,496    $    321,144
Cost of sales                                       246,696         244,969
     Gross Profit                                    78,800          76,175

OPERATING EXPENSES:
  Selling, general and administrative                63,873          63,470
  Depreciation                                        7,323           6,795
                                                     71,196          70,265

                              OPERATING INCOME        7,604           5,910
OTHER EXPENSES (INCOME):
     Interest expense                                 1,907           2,253
     Gain from sale of properties                      (676)           (342)
     Other                                           (1,983)         (1,978)
                                                       (752)            (68)

                    INCOME BEFORE INCOME TAXES        8,356           5,978
     Income taxes                                     3,344           2,301

                                    NET INCOME    $   5,012     $     3,677


Average shares outstanding                            6,983           7,132

Net income per share                                   $.72            $.52

Dividends per share                                    $.21            $.21






See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                       NINE MONTHS ENDED

                                                      SEPT 28     SEPT 30
                                                       1996         1995
                                      (000's omitted, except per share data)

NET CASH FROM OPERATING ACTIVITIES                 $   6,025     $  2,532

NET CASH USED IN INVESTING ACTIVITIES                 (4,709)      (4,277)

NET CASH USED IN FINANCING ACTIVITIES                 (6,031)      (3,376)

  DECREASE IN CASH AND CASH EQUIVALENTS               (4,715)      (5,121)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           13,919       22,072


    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  9,204     $ 16,951

















See notes to condensed financial statements

WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 28, 1996

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

     The third-quarter 1996 sales period included two fewer days than 1995, reflecting the Company's change to a 13-week reporting period, with the quarter ending Sept. 28, 1996. The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months and nine months ended Sept. 28, 1996 are not necessarily indicative of the results that may be expected for the entire year ending Dec. 28, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations

     Net income for the third quarter of 1996 improved to $3.5 million (50 cents per share), versus $1.6 million (22 cents per share) for the third quarter of 1995. Store- closing costs (pre-tax) in the third quarter totaled $.5 million in 1996 and $1.9 million in 1995 and reduced earnings per share by 4 cents and 17 cents for the 1996 and 1995 periods, respectively. The improvement in net income was a result of higher sales, lower expenses and margins unchanged from third-quarter 1995. For the first nine months of 1996, net income improved 36 percent to $5 million (72 cents per share), compared with $3.7 million (52 cents per share) for the nine months of 1995.

     Sales totaled $132.9 million in the third quarter of 1996, an 8-percent increase from third-quarter 1995. The third-quarter 1996 sales period included two fewer days than 1995, reflecting the Company's change to a 13-week reporting period, with the quarter ending Sept. 28, 1996. The sales improvement in the third quarter resulted from a 24-percent increase in contractor builder and remodeler sales, offset in part by an 8-percent decrease in consumer (DIY) sales. Sales at comparable stores (stores in operation prior to July 1, 1995) increased 5 percent from the third quarter of 1995, and resulted from an 18-percent increase in contractor sales and a 9-percent decrease in consumer sales. For
     the  first  nine  months of 1996, sales were       $325.5  million
     compared with $321.1 million for the first nine months of 1995, an increase of 1 percent. Contractor sales increased 16 percent and consumer sales decreased 13 percent for the nine-month period. Comparable store sales for the 1996 nine-month period were down 1 percent.

     The sales mix for the third quarter of 1996 was 42-percent consumer sales and 58-percent contractor sales compared with 50/50 mix for the third quarter of 1995. The 1996 sales mix for the nine months was 43 percent consumer sales and 57 percent contractor sales, versus a 50/50 mix in 1995.

     Gross margins of 23.5 percent for the 1996 third quarter were equal to 1995's third quarter. The Company recorded a Lifo charge of $.4 million in the third quarter of 1996, reflecting cost increases in lumber products, versus deflation in costs in 1995 and a resulting reduction of $.7 million to Lifo in third quarter 1995. Total margin dollars were $2.4 million higher compared with 1995's third quarter.

     Selling, general and administrative expenses in third quarter of 1996 (excluding the costs related to store closings) were 17.3 percent of sales compared with 18.2 percent of sales for the corresponding period of 1995. Expenses in the third quarter of 1996 included approximately $.3 million ($1.2 million for the nine-month period) related to the Company's information-technology upgrade which is nearly completed.

     During the third quarter of 1996, the Company closed its stores in Cape Girardeau, Mo. and Dayton, Ohio.

     The effective tax rate (federal and state) for third quarter and nine-month periods of 1996 was 40 percent, compared with 36.3 percent and 38.5 percent for the same periods of 1995.

     Financial Condition

     At Sept. 28, 1996, the Company's balance sheet remained strong. Net working capital at Sept. 28, 1996, totaled $62.2 million, compared with $63.8 million at Sept. 30, 1995, and $60.6 million at Dec. 31, 1995. The current ratio at Sept. 28, 1996, was 2.6 to 1, compared with 2.8 to 1 at Sept. 30, 1995, and 2.9 to 1 at Dec. 31, 1995.

     Cash and cash equivalents were $9.2 million at Sept. 28, 1996, compared to $17.0 million at Sept. 30, 1995, and $13.9 million at Dec. 31, 1995. The liquidity ratio at Sept. 28, 1996, was .24 to 1, compared to .47 to 1 at Sept. 30, 1995, and .44 to 1 at Dec. 31, 1995. Cash and cash equivalents decreased $2.1 million during the 1996 third quarter. Operating activities produced $8.6 million of cash in the third quarter of 1996 which was used to pay off all short-term borrowings, $8 million, reduce long-term debt, $.8 million, and for net property additions of $1.6 million.

     The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs. The Company continues to seek opportunities for growth through acquisitions of additional stores.

     Invested capital (long-term debt and shareowner's equity) was equal to 77% of total assets at Sept. 28, 1996, compared to 78% at Sept. 30, 1995, and 81% at year- end 1995. The total debt-to-asset ratio was lowered to .14:1 at Sept. 28, 1996, from .16:1 at year-end 1995. The ratio of equity to total assets was .64 to 1 at Sept. 28, 1996, the same as year-end 1995. The Company purchased 55,300 shares of its common stock during the third quarter of 1996 (85,300 shares for the nine-month period).

     Outlook

     The Company is excited about the outlook for the fourth quarter of 1996 and expects to show significant improvement in fourth-quarter earnings compared with 1995.

     The Company intends to sell to contractors a more complete package of home construction products which should improve both sales and gross margins. The Company is working aggressively to improve consumer sales by executing strategies to improve sales of major projects including kitchen and bath, decks, sheds, pole barns, garages, and major remodeling projects. The Company is strongly focused on the priorities of market-share improvement, people development and improved profitability.


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




                                        WOLOHAN LUMBER CO.
                                        Registrant




Date:          November 4, 1996              David G. Honaman
                                             David G. Honaman
                                             Vice President - Administration
                                             and Chief Financial Officer


Date:          November 4, 1996              Edward J. Dean
                                             Edward J. Dean,
                                             Corporate Controller
                                             (Principal Accounting Officer)