Form 10-Q/A
period 1996-09-28
WOLOHAN LUMBER CO
filed 1996-11-12
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q/A



   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarter ended September  28, 1996



   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from                       to

   Commission file number                  0-6169


                         WOLOHAN LUMBER CO.
           (Exact name of registrant as specified in its charter)

          Michigan                           38-1746752
        (State or other jurisdiction        (I.R.S. Employer
        incorporation or organization)       Identification Number)


               1740 Midland Road, Saginaw, Michigan  48603
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

Common stock, $1 par value --  6,926,017 shares as of October 26, 1996.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                        WOLOHAN LUMBER CO.
                                   Registrant




Date:          November 7, 1996              David G. Honaman
                                             David G. Honaman
                                             Vice President - Administration
                                             and Chief Financial Officer


Date:          November 7, 1996              Edward J. Dean
                                             Edward J. Dean,
                                             Corporate Controller
                                             (Principal Accounting Officer)