Form 10-K405
period 1996-12-28
WOLOHAN LUMBER CO
filed 1997-03-25
CIK 108079

=============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                  FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 28, 1996.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from _____________ to
    _____________.

Commission file number 0-6169
                              ______________________


                              WOLOHAN LUMBER CO.
            (Exact name of registrant as specified in its charter)

          MICHIGAN                                     38-1746752
      (State or other                               (I.R.S. Employer
      jurisdiction of                                Identification
      incorporation or                                   Number)
       organization)

                  1740 Midland Road, Saginaw, Michigan 48603
                   (Address of principal executive offices)

                                (517) 793-4532
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each
       Title of each                               exchange on which
           class                                       registered
       -------------                               -----------------
           None                                           None

         Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $1.00 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 13, 1997, 6,916,129 shares of Common Stock of the registrant were outstanding and the aggregate market value of the shares of Common Stock held by non-affiliates (including certain officers and non-officer directors) of the registrant was approximately $80,721,000.

                     Documents Incorporated by Reference

Portions of the Annual Report of the registrant to its shareholders for the year ended December 28, 1996 are incorporated by reference into Part II.

Portions of the definitive Proxy Statement of the registrant, dated March 27, 1997, filed pursuant to Regulation 14A are incorporated by reference into
Part III.

Form 8-K dated November 1, 1996 is incorporated by reference into Part II, item 9.

=============================================================================

                                    PART I


Item 1. Business.

        Wolohan Lumber Co. (the "registrant") is engaged in the retail sale of a full-line of lumber and building materials and related items, through a chain of 62 building supply stores located in Illinois, Indiana, Kentucky, Michigan, Ohio and Wisconsin.

        The registrant sells to contractor builders and remodelers and to the "do-it-yourself" market consisting principally of homeowners. These segments accounted for approximately 58% and 42%, respectively, of the registrant's sales for 1996.

        The registrant sells more than 49,000 different products which are purchased from approximately 1,700 suppliers. No supplier accounts for more than 6% of total purchases. The registrant purchases lumber products primarily from lumber and plywood mills and more than half of all other merchandise from original producers or manufacturers.

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

        The registrant's business, like the retail lumber business, generally is subject to seasonal influences. The second and third quarters are generally the periods of highest sales volumes while the first quarter is usually the period of lowest sales volume.

        The registrant had approximately 1,550 full-time employees at December 28, 1996.

        To the best of the registrant's knowledge, it is complying with all federal, state and local environmental protection provisions.


Item 2. Properties.

        The administrative offices of the registrant are located in a 28,000-square-foot, two-story brick face building situated on three acres of land owned by the registrant in Saginaw, Michigan.

        As of December 28, 1996, the registrant operated 62 building supply stores in the states of Illinois, Indiana, Kentucky, Michigan, Ohio and Wisconsin. The showroom selling space in the stores averages 27,000 square feet. In addition, total warehouse and storage space (under roof) ranges in size from 11,000 square feet to 50,000 square feet (average of 25,000 square feet).

        All of the building supply stores are owned in fee by the registrant with the exception of six leased stores and one store which is occupied under an agreement with a local municipality. This agreement provides for payments in amounts sufficient to retire the industrial revenue bonds issued to finance the acquisition and construction of the store and to pay interest on the bonds. This obligation has been recorded in the registrant's financial statements.

        The registrant believes that all of its building supply stores and the display, warehouse and storage facilities and equipment located thereon are well maintained and adequate for the purpose for which they are used. A fleet of approximately 300 trucks is owned by the registrant for the delivery of its retail merchandise.


Item 3. Legal Proceedings.

        Various lawsuits arising during the normal course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's results of operations, liquidity or financial position.


Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Executive Officers of the Registrant



The executive officers of the registrant are as follows:


                                                            Has Served
                                                            In Position
       Name                         Position                    Since        Age
---------------------    -----------------------------      -----------      ---
James L. Wolohan            Chairman of the Board,              1994         45
                                 President and                  1986
                            Chief Executive Officer             1987

David G. Honaman         Vice President-Administration,         1995         45
                             Secretary, and Chief
                               Financial Officer

William E. Stark                Vice President-                 1994         48
                                Human Resources

Mark H. Hershberger             Vice President-                 1996         46
                                  Purchasing

Curtis J. LeMaster              Vice President-                 1996         48
                                  Marketing

Edward J. Dean               Corporate Controller               1984         46

James R. Krapohl                 Treasurer and                  1978         51
                             Assistant Secretary


Officers of the registrant are elected each year in April at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

All of the officers of the registrant named above have held various positions with the registrant for more than five years, with the exception of William
E. Stark and Curtis J. LeMaster. Mr. Stark joined the Company in 1993 and prior thereto was Director of Human Resources for Wickes Lumber Company. Mr. LeMaster was Vice President of Marketing and Purchasing with Henry Bacon Building Materials, Inc., before joining Wolohan Lumber in 1995.

                                   PART II


Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters.

        The information set forth under the caption "Common Stock Data" on page 4 of the 1996 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 6. Selected Financial Data.

        The five year selected financial data set forth under the caption "Five Year Performance" on page 6 of the 1996 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth on pages 7, 8 and 9 of the 1996 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data.

        The report of management, report of independent auditors, and financial statements included on pages 10 through 19 of the 1996 Annual Report of the registrant to its shareholders, are incorporated herein by reference.

        The information set forth under the caption "Quarterly Summaries" on page 4 of the 1996 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        As reported in the 8-K dated November 1, 1996, which is incorporated herein by reference, the registrant will change its independent auditors from Ernst & Young LLP to Rehmann Robson PC effective for the fiscal year ending December 27, 1997.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

        The information set forth under the caption "Information About Nominees As Directors" on pages 4 and 5 of the definitive Proxy Statement of the registrant, dated March 27, 1997, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference for information as to directors of the registrant.

        Reference is made to Part I of this Report for information as to executive officers of the registrant.


Item 11.  Executive Compensation.

        The information set forth under the captions "Compensation Committee Report" on pages 5, 6 and 7 and "Executive Compensation" on pages 7, 8 and 9 of the definitive Proxy Statement of the registrant, dated March 27, 1997, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

        The information set forth under the caption "Security Ownership" on pages 2 and 3 of the definitive Proxy Statement of the registrant, dated March 27, 1997, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

        None.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

     (a) (1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.

          (3) Listing of Exhibits -- The exhibit marked by one asterisk below were filed as exhibits to Form 10-K of the registrant for the year ended December 31, 1980; the exhibits marked with three asterisks below were filed as exhibits to Form 10-Q of the registrant for the quarter ended June 30, 1987; the exhibit marked with four asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1988; the exhibit marked with five asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1990; the exhibit marked with six asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1991, the exhibit marked with seven asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1991; and the exhibit marked with eight asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1994 (file number 0-6169), and are incorporated herein by reference, the exhibit number in parenthesis being those in such Form 10-K or 10-Q reports.

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

                  (10) (b) ********Stock Option Plan for Non-Employee Directors (10) (b) (X)

          (X) A compensatory plan required to be filed as an exhibit.

          Exhibit (13)         Annual Report of registrant to its shareholders
                               for the year ended December 28, 1996

          Exhibit (23)         Consent of Independent Auditors

     (b)  Reports on Form 8-K filed in the fourth quarter of 1996.

          The registrant filed Form 8-K on November 1, 1996. The purpose of the filing was due to the Company changing its independent auditors for the fiscal year ending December 27, 1997.

     (c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1997.

                                  WOLOHAN LUMBER CO.


                                  By /s/James L. Wolohan
                                     -------------------------------------
                                     James L. Wolohan
                                     Chairman of the Board, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



                                  By /s/David G. Honaman
                                     -------------------------------------
                                     David G. Honaman
                                     Vice President-Administration
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)



                                  By /s/Edward J. Dean
                                     -------------------------------------
                                     Edward J. Dean
                                     Corporate Controller
                                     (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24th, 1997.

     Signature             Title            Signature            Title

/s/Lee A. Shobe           Director    /s/Ervin E. Wardlow       Director
------------------------              ------------------------
Lee A. Shobe                          Ervin E. Wardlow


/s/James L. Wolohan       Director    /s/Hugo E. Braun, Jr.     Director
------------------------              ------------------------
James L. Wolohan                      Hugo E. Braun, Jr.


/s/ F.R. Lehman           Director    /s/Leo B. Corwin          Director
------------------------              ------------------------
F.R. Lehman                           Leo B. Corwin


/s/ Charles R. Weeks      Director    /s/Richard V. Wolohan     Director
------------------------              ------------------------
Charles R. Weeks                      Richard V. Wolohan

                          ANNUAL REPORT ON FORM 10-K



                     Item 14 (a) (1) and (2), (c) and (d)



       Lists of Financial Statements and Financial Statement Schedules



                               Certain Exhibits



                        Financial Statement Schedules



                         Year-Ended December 28, 1996



                              WOLOHAN LUMBER CO.



                              SAGINAW, MICHIGAN

FORM 10-K -- Item 14 (a) (1) and (2)


WOLOHAN LUMBER CO.


List of Financial Statements and Financial Statement Schedules


The following financial statements, included in the 1996 Annual Report of the registrant to its shareholders for the year ended December 28, 1996, are incorporated by reference in Item 8:

        Balance sheets -- December 28, 1996 and December 31, 1995.

        Statements of income -- Years ended December 28, 1996 and December
                                31, 1995 and 1994.

        Statements of shareowners' equity -- Years ended December 28, 1996 and December 31, 1995 and 1994.

        Statements of cash flows -- Years ended December 28, 1996 and
                                    December 31, 1995 and 1994.

        Notes to financial statements -- December 28, 1996.


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


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              WOLOHAN LUMBER CO.


-------------------------------------------------------------------------------------
   COL. A           COL. B               COL. C                COL. D       COL. E
-----------------------------------------------------------------------------------------------
                                                ADDITIONS
                                          -----------------------
                                              (1)          (2)
                             BALANCE       CHARGES TO  CHARGES TO                    BALANCE AT
                           AT BEGINNING    COSTS AND   OTHER ACCTS     DEDUCTIONS       END
 DESCRIPTION                OF PERIOD       EXPENSES    -DESCRIBE      -DESCRIBE     OF PERIOD
-----------------------------------------------------------------------------------------------

Reserves and allowances
 deducted from asset accounts:

Allowances for doubtful
 accounts:

                                                                          (1)
Year ended Dec. 28, 1996   $  862,000      $ 735,000                   $ 347,000    $ 1,250,000

Year ended Dec. 31, 1995   $  935,000      $ 662,000                   $ 735,000    $   862,000

Year ended Dec. 31, 1994   $  943,000      $ 387,000                   $ 395,000    $   935,000



(1)     The indicated amounts represent accounts written off.

                                EXHIBIT INDEX

The exhibit marked by one asterisk below were filed as exhibits to Form 10-K of the registrant for the year ended December 31, 1980; the exhibits marked with three asterisks below were filed as exhibits to Form 10-Q of the registrant for the quarter ended June 30, 1987; the exhibit marked with four asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1988; the exhibit marked with five asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1990; the exhibit marked with six asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1991, the exhibit marked with seven asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1991; and the exhibit marked with eight asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1994 (file number 0-6169), and are incorporated herein by reference, the exhibit number in parenthesis being those in such Form 10-K or 10-Q reports.

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

Exhibit (4) (a)    ***Note Agreement dated as of May 1,
                   1987, between registrant and
                   Massachusetts Mutual Life Insurance
                   Company (4)

Exhibit (4) (b)    *******Note Agreement dated as of
                   January 15, 1992 between registrant and
                   Principal Mutual Life Insurance Company

Exhibit (10) (a)   ******1991 Long-Term Incentive Plan
                   of Wolohan Lumber Co. (6) (a) (1)

        (10) (b)   ********Stock Option Plan for Non-Employee
                   Directors

Exhibit (13)       Annual Report of registrant to its share-
                   holders for the year ended December 28,
                   1996                                                 14-37

Exhibit (23)       Consent of Independent Auditors                      38