Form 10-Q
period 1997-03-29
WOLOHAN LUMBER CO
filed 1997-05-13
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                               March 29, 1997



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

Common stock, $1 par value --  6,914,308 shares as of April 30, 1997.

PART I -- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS

                                                    Mar. 29,      Dec. 28,
                                                      1997          1996

                                                  (Unaudited)      (Note)
ASSETS                                                 (000's omitted)
CURRENT ASSETS
   Cash and cash equivalents                        $   6,163    $ 15,485
   Trade receivables                                   30,413      32,722
   Inventories - at current cost                       72,099      59,455
   Reduction to LIFO cost                             (15,051)    (14,702)
   Inventories at the lower of last in,
     first out cost or market                          57,048      44,753
   Other current accounts                               3,340       3,762
                         TOTAL CURRENT ASSETS          96,964      96,722

OTHER ASSETS                                            2,595       2,311
NET PROPERTIES                                         62,181      63,676
                                 TOTAL ASSETS       $ 161,740    $162,709
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES

   Trade accounts payable                           $  18,952    $ 15,565
   Employee compensation and accrued expenses          11,209      12,678
   Current portion of long-term debt                    5,290       6,790
                    TOTAL CURRENT LIABILITIES          35,451      35,033

LONG-TERM DEBT, less current portion                   19,858      19,883


SHAREOWNERS' EQUITY
   Common stock                                         6,916       6,912
   Additional capital                                  21,877      21,828
   Retained earnings                                   77,638      79,053
                    TOTAL SHAREOWNERS' EQUITY         106,431     107,793
    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY        $161,740    $162,709

Note: The balance sheet at December 28, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

[FN]
See notes to condensed financial statements.


WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                MAR. 29,           MAR. 31,
                                                  1997               1996
                                      (000's omitted, except per share data)

NET SALES                                        $    77,354   $   73,453
Cost of sales                                         58,631       55,669
     Gross Profit                                     18,723       17,784

OPERATING EXPENSES:
  Selling, general and administrative                 17,899       18,443
  Depreciation                                         2,488        2,394
  Total operating expenses                            20,387       20,837

                                OPERATING LOSS        (1,664)     (3,053)
OTHER EXPENSES (INCOME):
     Interest expense                                    541         634
     Gain from sale of properties                        (26)       (581)
     Other                                              (598)       (491)
                                                         (83)       (438)

                      LOSS BEFORE INCOME TAXES        (1,581)     (2,615)
     Income taxes (credit)                              (650)     (1,045)

                                      NET LOSS    $     (931)    $(1,570)



Average shares outstanding                             6,916       7,005

Net loss per share                                     $(.13)      $(.22)

Dividends per share                                     $.07        $.07




[FN]
See notes to condensed financial statements.


WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     THREE MONTHS ENDED

                                                      MAR. 29,    MAR. 31,
                                                        1997       1995
                                       (000's omitted, except per share data)

NET CASH USED IN OPERATING ACTIVITIES              $   (6,346)   $(8,192)

NET CASH USED IN INVESTING ACTIVITIES                    (967)      (587)

NET CASH FROM (USED IN) FINANCING ACTIVITIES           (2,009)     2,289

  DECREASE IN CASH AND CASH EQUIVALENTS                (9,322)    (6,490)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                            15,485     13,919


    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    6,163   $  7,429



















See notes to condensed financial statements


WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 29, 1997

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

     The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months ended March 29, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 27, 1997.

     For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 28, 1996.

NOTE B - EARNINGS PER SHARE

     The Company calculates earnings per share based on the average
     number of shares    outstanding for the period.  Common stock
     equivalents had no material dilutive    effect for the periods
     presented.

     In February 1997, the Financial Accounting Standards Board (FASB)
     issued    Statement of Financial Accounting Standards (SFAS) No. 128,
     Earnings Per Share.      SFAS 128 simplifies the standards for
     computing earnings per share and makes them comparable to international EPS standards. It also replaces the presentation of primary EPS with a presentation of basic EPS. Implementation of SFAS
     128 is not     expected to have an impact on the Company's reporting of
     EPS.  SFAS 128 is   required to be implemented for periods ending after
     December 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations

     Sales totaled $77.4 million in the first quarter of 1997, a 5-percent improvement from the first-quarter of 1996. The higher sales combined with a 3-percent reduction in expenses resulted in a 1997 first quarter loss of $.9 million (13 cents per share); versus a $1.6 million loss (22 cents per share) for the same period of 1996. First-quarter 1996 figures include a gain ($516,000 pre-tax, or 4 cents per share) on the sale of a closed facility.

     The Company's first quarter historically has the lowest sales volume which often results in a net loss.

     The sales improvement in the first quarter resulted from a 15-percent increase in contractor (builder and remodeler) sales, offset in part by a 9-percent decrease in consumer (DIY) sales. Comparable-store sales increased 5 percent from the same period of 1996. Approximately 30 percent of the overall sales increase in 1997's first quarter was a result of higher average selling prices of lumber compared with the same period of 1996.


     The sales mix for the first quarter of 1997 was 67-percent contractor sales and 33-percent consumer sales compared with a 61/39 mix for the first quarter of 1996.

     Gross margins of 24.2 percent for the 1997 first quarter were equal to 1996's first quarter and included a LIFO charge of $.4 million in both periods. Total margin dollars were $.9 million higher compared with 1996's first quarter.

     Selling, general and administrative expenses were reduced $.5 million, or 3 percent, from first quarter 1996 due primarily to eliminating the expenses incurred in 1996 related to upgrading the Company's information-technology ( $.4 million in first quarter 1996 and approximately $1 million for the year).

     The effective tax rate (federal and state) for first quarter 1997 was 41 percent, compared with 40 percent for 1996's first quarter.

     Financial Condition

     At March 29, 1997, the Company's balance sheet remained strong. Net working capital at March 29, 1997, totaled $61.5 million, compared with $57.5 million at March 31, 1996, and $61.7 million at Dec. 28, 1996. The current ratio at March 29, 1997, was 2.7 to 1, compared with 2.6 to 1 at March 31, 1996, and 2.8 to 1 at Dec. 28, 1996.

     Cash and cash equivalents were $6.2 million at March 29, 1997, compared to $7.4 million at March 29, 1996, and $15.5 million at Dec. 28, 1996. The liquidity ratio at March 29, 1997, was .17 to 1, compared to .20 to 1 at March 29, 1996, and .44 to 1 at Dec. 28, 1996. Cash and cash equivalents decreased $9.3 million during the 1997 first quarter due primarily to the seasonal buildup of inventories which increased $12.3 million from year-end 1996.

     The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs. There were no short-term borrowings outstanding at the end of the first quarter 1997. The Company continues to seek opportunities for growth through acquisitions of additional stores.

     Invested capital (long-term debt and shareowners' equity) was equal to 78% of total assets at March 29, 1997, the same as year-end 1996. At March 29, 1997, the total debt-to-asset ratio and the ratio of equity to total assets remained unchanged from year-end 1996 at .12 and .66:1, respectively.

     Outlook

     The Company intends to build on its first quarter progress as it strives to improve profitability for the year. The Company is better focused to improve consumer sales and is executing strategies to increase sales of kitchens and bath, decks, sheds, garages, pole barns and major remodeling projects. It is providing more value-added services for its contractor customers. The Company added seven "boom"-type delivery trucks during the first quarter and is considering the addition of a truss-manufacturing plant to one facility, and a wall-panel manufacturing line to another retail location in the second quarter.



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




                                   WOLOHAN LUMBER CO.
                                   Registrant




Date:          May 12, 1997        /s/ David G. Honaman
                                   David G. Honaman
                                   Vice President - Administration
                                   and Chief Financial Officer


Date:          May 12, 1997        /s/ Edward J. Dean
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)



















