Form 10-Q
period 1997-06-28
WOLOHAN LUMBER CO
filed 1997-08-11
CIK 108079

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarter ended June 28, 1997



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

Common stock, $1 par value --  6,914,308 shares as of July 31, 1997.

PART I -- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS
                                                     JUNE 28,    DEC. 28,
                                                      1997         1996

                                                  (Unaudited)      (Note)
ASSETS                                                 (000's omitted)
CURRENT ASSETS
   Cash and cash equivalents                        $   6,864    $ 15,485
   Trade receivables                                   40,593      32,722
   Inventories - at current cost                       67,707      59,455
   Reduction to LIFO cost                            (14,974)    (14,702)
   Inventories at the lower of last in,
     first out cost or market                          52,733      44,753
   Other current accounts                               2,331       3,762
                         TOTAL CURRENT ASSETS         102,521      96,722

OTHER ASSETS                                            2,868       2,311
NET PROPERTIES                                         61,252      63,676
                                 TOTAL ASSETS       $ 166,641    $162,709
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES

   Trade accounts payable                           $  21,053    $ 15,565
   Employee compensation and accrued expenses          12,941      12,678
   Current portion of long-term debt                    6,040       6,790
                    TOTAL CURRENT LIABILITIES          40,034      35,033

LONG-TERM DEBT, less current portion                   17,693      19,883


SHAREOWNERS' EQUITY
   Common stock                                         6,914       6,912
   Additional capital                                  21,856      21,828
   Retained earnings                                   80,144      79,053
                    TOTAL SHAREOWNERS' EQUITY         108,914     107,793
    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY       $ 166,641    $162,709

Note: The balance sheet at Dec. 28, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                  JUNE 28,     JUNE 30,
                                                    1997         1996
                                      (000's omitted, except per share data)

NET SALES                                        $   126,827   $   119,193
Cost of sales                                         96,801        89,399
     Gross Profit                                     30,026        29,794

OPERATING EXPENSES:
  Selling, general and administrative                 22,813        22,263
  Depreciation                                         2,473         2,424
  Total operating expenses                            25,286        24,687

                              OPERATING INCOME         4,740         5,107
OTHER EXPENSES (INCOME):
     Interest expense                                    571           690
     Gain from sale of properties                       (32)          (48)
     Other                                             (815)         (696)
                                                       (276)          (54)

                    INCOME BEFORE INCOME TAXES         5,016         5,161
     Income taxes                                      2,027         2,065

                                    NET INCOME    $    2,989        $3,096



Average shares outstanding                             6,915        6,990

Net income per share                                    $.43         $.44

Dividends per share                                     $.07         $.07





See notes to condensed financial statements.



WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                      SIX MONTHS ENDED
                                                    JUNE 28,     JUNE 30,
                                                      1997         1996
                                     (000's omitted, except per share data)

NET SALES                                        $   204,181   $   192,646
Cost of sales                                        155,432       145,068
     Gross Profit                                     48,749        47,578

OPERATING EXPENSES:
  Selling, general and administrative                 40,712        40,706
  Depreciation                                         4,961         4,818
  Total operating expenses                            45,673        45,524

                              OPERATING INCOME         3,076         2,054
OTHER EXPENSES (INCOME):
     Interest expense                                  1,112         1,324
     Gain from sale of properties                       (58)         (629)
     Other                                           (1,413)       (1,187)
                                                       (359)         (492)

                    INCOME BEFORE INCOME TAXES         3,435         2,546
     Income taxes                                      1,377         1,020

                                    NET INCOME    $    2,058   $     1,526



Average shares outstanding                             6,915        6,998

Net income per share                                    $.30         $.22

Dividends per share                                     $.14         $.14





See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      SIX MONTHS ENDED

                                                    JUNE 28,      JUNE 30,
                                                      1997         1996
                                      (000's omitted, except per share data)

NET CASH USED IN OPERATING ACTIVITIES              $ (2,233)   $  (2,608)

NET CASH USED IN INVESTING ACTIVITIES                (2,480)      (3,230)

NET CASH FROM (USED IN) FINANCING ACTIVITIES         (3,908)        3,286

  DECREASE IN CASH AND CASH EQUIVALENTS              (8,621)      (2,552)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           15,485       13,919


    CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    6,864    $  11,367



















See notes to condensed financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 28, 1997

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

     The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months and six months ended June 28, 1997 are not necessarily indicative of the results that may be expected for the entire year ending Dec. 27, 1997.

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

     In February 1997, the Financial Accounting Standards Board (FASB)
     issued    Statement of Financial Accounting Standards (SFAS) No. 128,
     Earnings Per Share.      SFAS 128 simplifies the standards for
     computing earnings per share and makes them comparable to international EPS standards. It also replaces the presentation of primary EPS with a presentation of basic EPS. Implementation of SFAS
     128 is not     expected to have an impact on the Company's reporting of
     EPS.  SFAS 128 is   required to be implemented for periods ending after
     Dec. 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations

     Net income for the second quarter of 1997 was $3 million (43 cents per share), versus $3.1 million (44 cents per share) for the same period of 1996. The slight decline in second-quarter earnings was due to a decline in the gross margin percentage. Net income for the first six months of 1997 increased 35 percent to $2.1 million (30 cents per share) compared with $1.5 million (22 cents per share) for the same period of 1996.

     Sales totaled $126.8 million in the second quarter of 1997, a 6-percent increase from second-quarter 1996. The sales increase in the 1997 second quarter resulted from an 18-percent increase in contractor (builder and remodeler) sales which more than offset a 7-percent decline in consumer (DIY) sales. Comparable-store sales in second quarter 1997 increased 7 percent from the same period of 1996. Approximately 30 percent of the overall sales increase in 1997's second quarter was a result of higher average selling prices of lumber compared with the same period of 1996. For the first six months of 1997, sales increased 6 percent to $204.2 million from the same period of 1996. Contractor sales increased 15 percent and consumer sales decreased 6 percent for the six-month period. Comparable store sales for the 1997 six-month period were up 6 percent from 1996.

     The sales mix for the second quarter of 1997 was 41-percent consumer sales and 59-percent contractor sales compared with a 46/54 mix for the second quarter of 1996. For the six-month period, contractor sales accounted for 62 percent of total sales in 1997 versus 57 percent for 1996.

     Gross margins declined 130 basis points to 23.7 percent in the second quarter of 1997, compared with the second quarter of 1996 and were off 80 basis points for the six-month period compared with 1996. The decline in gross margins can be attributed to the Company's aggressive positioning in the marketplace, relative competitive pressures and to a shift in sales mix favoring contractor sales. Gross margin dollars increased $.2 million and $1.2 million for the second quarter and six months, respectively, compared with the corresponding periods of 1996.

     The operating expense ratio for the 1997 second quarter was 19.9 percent, 80 basis points lower than second quarter 1996. For the 1997 six-month period, the operating expense ratio was 22.4 percent, 120 basis points lower compared with the same period of 1996.

     The effective tax rate (federal and state) for second quarter 1997 was 40.4 percent, versus 40 percent for second quarter 1996. For the six-month period, the effective tax rate was 40.1 percent for both years.

     Financial Condition

     At June 28, 1997, the Company's balance sheet remains strong. Net working capital at June 28, 1997, totaled $62.5 million, compared with $59.2 million at June 30, 1996, and $61.7 million at Dec. 28, 1996. The current ratio at June 28, 1997, was 2.6 to 1, compared with 2.4 to 1 at June 30, 1996, and 2.8 to 1 at Dec. 28, 1996.

     Cash and cash equivalents were $6.9 million at June 28, 1997, compared to $11.4 million at June 30, 1996, and $15.5 million at Dec. 28, 1996. The liquidity ratio at June 28, 1997, was .17 to 1, compared to .27 to 1 at June 30, 1996, and .44 to 1 at Dec. 28, 1996. Cash and cash equivalents increased $.7 million during the 1997 second quarter with operating activities producing $4.1 million of cash. The major uses of cash in the 1997 second quarter were for net property additions, $1.5 million, and reduction of long-term debt of $1.4 million. The Company had no short-term borrowings at June 28, 1997, compared with $8 million outstanding at June 30, 1996.

     The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs and capital expenditures for 1997. The Company continues to seek opportunities for growth through acquisitions of additional stores.

     Invested capital (long-term debt and shareowners' equity) was equal to 76% of total assets at June 28, 1997, compared to 75% at June 30, 1996, and 78% at year-end 1996. The total debt-to-asset ratio was lowered to .11:1 at June 28, 1997, from .12:1 at year-end 1996. The ratio of equity to total assets was .65 to 1 at June 28, 1997, compared to .66 to 1 at year-end 1996.

     Outlook

     The Company expects continued pressure on sales and gross margins in the second  half of 1997.  In the Midwest, "big box" retailers will
     continue to take market share      of consumer sales and a modest
     slowdown in new-home construction could      negatively impact
     contractor sales.  July 1997 sales were 5-percent below last     year
     on a comparable-store basis.

     The Company is committed to improving consumer sales with
     strategies to increase   sales of kitchens and baths, decks, sheds,
     garages, pole barns and major remodeling     projects.  The Company
     continues to provide more value-added services to improve   market-
     share of contractor business.  A wall-panel line will be added to one
     location  and a     truss-manufacturing plant will be added to another
     facility in the third quarter.     The Company added two more "boom"-
     type delivery trucks during the second  quarter.


PART II -- OTHER INFORMATION

ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during April 1997:

          (a)  A meeting was held on April 24, 1997 and was an Annual
               Meeting.

          (b)  Not Applicable

          (c)  At such meeting the following nominees for election
               as  directors were        elected to hold office until the next
               annual   meeting   of  stockholders   or         until    their
               successors are elected and qualified. The votes cast with respect to each nominee for director are as follows:

                                                Votes to Withhold
                                   Votes for    Authority to Vote
               Nominee              Nominee      for the Nominee
               Ervin E. Wardlow    5,516,932          56,503
               Hugo E. Braun, Jr.  5,516,943          56,492
               James L. Wolohan    5,516,867          56,568
               F.R. Lehman         5,517,031          56,404
               Leo B. Corwin       5,517,174          56,261
               Lee A. Shobe        5,517,273          56,261
               Charles R. Weeks    5,517,174          56,162

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





                                        WOLOHAN LUMBER CO.
                                        Registrant




Date:          August 11, 1997     David G. Honaman
                                   David G. Honaman
                                   Vice President - Administration
                                   and Chief Financial Officer


Date:          August 11, 1997     Edward J. Dean
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)




















                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                        WOLOHAN LUMBER CO.
                                        Registrant




Date:          August 11, 1997     David G. Honaman
                                   David G. Honaman
                                   Vice President - Administration
                                   and Chief Financial Officer


Date:          August 11, 1997     Edward J. Dean
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)