Form 10-Q
period 1997-09-27
WOLOHAN LUMBER CO
filed 1997-11-10
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q



   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarter ended September 27, 1997



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

Common stock, $1 par value --  6,906,308 shares as of October 25, 1997.

PART I -- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS
                                                   SEPT. 27,         DEC. 28,
                                                      1997         1996

                                                  (Unaudited)      (Note)
ASSETS                                                 (000's omitted)
CURRENT ASSETS
   Cash and cash equivalents                        $  16,562    $ 15,485
   Trade receivables                                   39,586      32,722
   Inventories - at current cost                       58,029      59,455
   Reduction to LIFO cost                             (15,082)    (14,702)
   Inventories at the lower of last in,
     first out cost or market                          42,947      44,753
   Other current accounts                               2,768       3,762
                         TOTAL CURRENT ASSETS         101,863      96,722

OTHER ASSETS                                            2,759       2,311
NET PROPERTIES                                         58,568      63,676
                                 TOTAL ASSETS       $ 163,190    $162,709
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES

   Trade accounts payable                           $  16,989    $ 15,565
   Employee compensation and accrued expenses          14,565      12,678
   Current portion of long-term debt                    6,040       6,790
                    TOTAL CURRENT LIABILITIES          37,594      35,033

LONG-TERM DEBT, less current portion                   16,668      19,883


SHAREOWNERS' EQUITY
   Common stock                                         6,906       6,912
   Additional capital                                  21,764      21,828
   Retained earnings                                   80,258      79,053
                    TOTAL SHAREOWNERS' EQUITY         108,928     107,793
    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY       $ 163,190    $162,709

Note: The balance sheet at Dec. 28, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.



WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                   SEPT. 27,         SEPT. 28,
                                                      1997              1996
                                       (000's omitted, except per share data)

NET SALES                                        $   124,119   $    132,850
Cost of sales                                         95,751        101,628
     Gross Profit                                     28,368         31,222

OPERATING EXPENSES:
  Selling, general and administrative                 22,812        22,803
  Store closing costs                                  2,575           364
  Depreciation                                         2,413         2,505
  Total operating expenses                            27,800        25,672

                              OPERATING INCOME           568         5,550
OTHER EXPENSES (INCOME):
     Interest expense                                    459           583
     Gain from sale of properties                        (27)          (47)
     Other                                            (1,002)         (796)
                                                        (570)         (260)

                    INCOME BEFORE INCOME TAXES         1,138         5,810
     Income taxes                                        539         2,324

                                    NET INCOME         $ 599        $3,486



Average shares outstanding                             6,910         6,953

Net income per share                                    $.08          $.50

Dividends per share                                     $.07          $.07





See notes to condensed financial statements.




WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                   NINE MONTHS ENDED
                                                SEPT. 27,        SEPT. 28,
                                                  1997             1996
                                        (000's omitted, except per share data)

NET SALES                                        $   328,300   $    325,496
Cost of sales                                        251,183        246,696
     Gross Profit                                     77,117         78,800

OPERATING EXPENSES:
  Selling, general and administrative                 63,524         63,509
  Store closing costs                                  2,575            364
  Depreciation                                         7,374          7,323
  Total operating expenses                            73,473         71,196

                              OPERATING INCOME         3,644          7,604
OTHER EXPENSES (INCOME):
     Interest expense                                  1,571          1,907
     Gain from sale of properties                        (85)          (676)
     Other                                            (2,415)        (1,983)
                                                        (929)          (752)

                    INCOME BEFORE INCOME TAXES         4,573          8,356
     Income taxes                                      1,916          3,344

                                    NET INCOME       $ 2,657        $ 5,012



Average shares outstanding                             6,913          6,983

Net income per share                                    $.38           $.72

Dividends per share                                     $.21           $.21





See notes to condensed financial statements.



WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   NINE MONTHS ENDED
                                                  SEPT. 27,   SEPT. 28,
                                                     1997       1996
                                       (000's omitted, except per share data)

NET CASH FROM OPERATING ACTIVITIES                $    9,472   $   6,025

NET CASH USED IN INVESTING ACTIVITIES                 (2,978)     (4,709)

NET CASH USED IN FINANCING ACTIVITIES                 (5,417)     (6,031)

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     1,077      (4,715)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           15,485      13,919


    CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   16,562    $  9,204



















See notes to condensed financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 27, 1997

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

     The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months and nine months ended Sept. 27, 1997 are not necessarily indicative of the results that may be expected for the entire year ending Dec. 27, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results Of Operations

     Net income for the third quarter of 1997 was $.6 million (8 cents per share), versus $3.5 million (50 cents per share) for the same period of 1996. The decline in third-quarter earnings resulted primarily from costs related to store closings and lower sales. Net income for the first nine months of 1997 was $2.7 million (38 cents per share) compared with $5 million (72 cents per share) for the same period of 1996.



     During the quarter, four stores were closed and asset impairment losses were recorded for certain other stores, resulting in pre-tax costs of $3.0 million (25 cents per share). The majority of the store-closing costs were non-cash expenses and related primarily to termination of leases and continuing lease costs, writing off leasehold improvements and reduction of the net book value of real estate.

      The four stores closed during the quarter did not conform to the Company's strategic direction which focuses the Company's efforts
      on   "project-type customers",  including  professional   builders,
      remodelers, and project oriented consumers.

      Sales totaled $124.1 million in the third quarter of 1997, a 7-percent decline from third-quarter 1996. The sales decline in the 1997 third quarter resulted from a 3-percent drop in contractor (builder and remodeler) sales and an 11 percent decline in consumer (DIY) sales. Comparable-store sales in third quarter 1997 declined 4 percent from the same period of 1996. Approximately 16 percent of the overall sales decline in 1997's third quarter was a result of lower average selling prices of lumber (primarily panels) compared with the same period of 1996. Sales for the nine-months ended Sept. 27, 1997 were $328.3 million, a 1-percent increase from the corresponding period a year earlier. Comparable-store sales were 2 percent higher for the 1997 nine-month period.

      The sales mix for the third quarter of 1997 was 60-percent contractor (builder and remodeler) sales and 40-percent consumer sales compared with a 58/42 mix for the third quarter of 1996. For the nine-month period, contractor sales accounted for 60 percent of total sales in 1997 versus 56 percent for 1996.

      Gross margins declined 60 basis points to 22.9 percent in the third quarter of 1997, compared with the third quarter of 1996. The lower gross margin resulted primarily from liquidating inventory at the closed stores.

      Total operating expenses of $25.2 million for the third quarter of 1997 (excluding the costs related to store closings) were $.1 million lower compared with the same period of 1996.

      The effective tax rate (federal and state) for third quarter 1997 was 47.4 percent, versus 40 percent for third quarter 1996. The increase in the effective tax rate in third quarter 1997 was due to adjusting the nine-month rate which includes a higher effective state rate compared with 1996. For the nine-month period, the effective tax rate was 41.9 percent compared with 40 percent for the same period of 1996.

     Financial Condition

     At Sept. 27, 1997, the Company's balance sheet remains strong. Net working capital at Sept. 27, 1997, totaled $64.3 million, compared with $62.2 million at Sept. 28, 1996, and $61.7 million at Dec. 28, 1996. The current ratio at Sept. 27, 1997, was 2.7 to 1, compared with 2.6 to 1 at Sept. 28, 1996, and 2.8 to 1 at Dec. 28, 1996.



     Cash and cash equivalents were $16.6 million at Sept. 27, 1997, compared to $9.2 million at Sept. 28, 1996, and $15.5 million at Dec. 28, 1996. The liquidity ratio at Sept. 27, 1997, was .44 to 1, compared to .24 to 1 at Sept. 28, 1996, and .44 to 1 at Dec. 28, 1996. Cash and cash equivalents increased $9.7 million during the 1997 third quarter with operating activities producing $11.7 million of cash.
     The major use of cash in the 1997 third quarter was for net property additions, $.5 million, reduction of long-term debt of $1.4 million and $.5 million for dividend payments.

     The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs. The Company continues to seek opportunities for growth through acquisitions of additional stores which conform to the Company's strategic direction.

     Invested capital (long-term debt and shareowners' equity) was equal to 77% of total assets at Sept. 27, 1997, the same as Sept. 28, 1996, and 78% at year-end 1996. The total debt-to-asset ratio was lowered to .10:1 at Sept. 27, 1997, from .12:1 at year-end 1996. The ratio of equity to total assets was .67 to 1 at Sept. 27, 1997, compared to .66 to 1 at year-end 1996.

     Outlook

     The Company expects pressure on sales and gross margins to
     continue as "big box"    retailers take market share of consumer sales,
     which, in turn, intensifies the    competition for new-home
     construction and remodeler sales.

     The Company has set its strategic direction to focus on the
     project-type customer    (professional builders, remodelers and project-
     oriented consumers) and is committed    to improving market-share by
     developing a stronger associate sales team combined    with a more
     efficient operation. In addition the Company will closely analyze the profitabilty of all locations from a economic value-added perspective, which may result in additional store closings. The Company has
     made several organizational   changes to facilitate the achievement of
     its plans.


PART II -- OTHER INFORMATION

ITEM 3.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Reports on Form 8-K

                    The Company filed no reports on Form 8-K during the quarter for which this Report is filed.

                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                        WOLOHAN LUMBER CO.
                                   Registrant




Date:          November 6, 1997              David G. Honaman
                                             David G. Honaman
                                             Vice President - Administration
                                             and Chief Financial Officer


Date:          November 6, 1997              Edward J. Dean
                                             Edward J. Dean,
                                             Corporate Controller
                                             (Principal Accounting Officer)

                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                        WOLOHAN LUMBER CO.
                                   Registrant




Date:          November 6, 1997
                                   David G. Honaman
                                   Vice President - Administration
                                   and Chief Financial Officer


Date:          November 6, 1997
                                   Edward J. Dean,
                                   Corporate Controller
                                   (Principal Accounting Officer)