Form 10-K405
period 1997-12-27
WOLOHAN LUMBER CO
filed 1998-03-27
CIK 108079

=============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------

                                  FORM 10-K
/ x / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 1997.

/   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from __________ to
         __________.

Commission file number 0-6169

                             -------------------

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
     -------------------                                ---------------------
          None                                                 None

         Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $1.00 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   /x/ Yes  / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 2, 1998, 6,870,653 shares of Common Stock of the registrant were outstanding and the aggregate market value of the shares of Common Stock held by non-affiliates (including certain officers and non-officer directors) of the registrant was approximately $66,255,000.

                     Documents Incorporated by Reference

Portions of the Annual Report of the registrant to its shareholders for the year ended December 27, 1997 are incorporated by reference into Part II.

Portions of the definitive Proxy Statement of the registrant, dated March 27, 1998, filed pursuant to Regulation 14A are incorporated by reference into
Part III.

Form 8-K dated November 1, 1996 is incorporated by reference into Part II, item 9.

=============================================================================




                                    PART I

Item 1.       Business.

       Wolohan Lumber Co. (the "registrant") is engaged in the retail sale of a full-line of lumber and building materials and related items, through a chain of 56 building supply stores located in Illinois, Indiana, Kentucky, Michigan, Ohio and Wisconsin.

       The registrant sells to contractor builders and remodelers and to the "do-it-yourself" market consisting principally of homeowners. These customer types accounted for approximately 61% and 39%, respectively, of the registrant's sales for 1997.

       The registrant sells more than 44,000 different products which are purchased from approximately 2,100 suppliers. No supplier accounts for more than 5% of total purchases. The registrant purchases lumber products primarily from lumber and plywood mills and more than half of all other merchandise from original producers or manufacturers.

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

       The registrant had approximately 1,482 full-time employees at December 27, 1997.

       To the best of the registrant's knowledge, it is complying with all federal, state and local environmental protection provisions.

Item 2.       Properties.

       The administrative offices of the registrant are located in a 28,000-square-foot, two-story brick face building situated on three acres of land owned by the registrant in Saginaw, Michigan.

       As of December 27, 1997, the registrant operated 56 building supply stores in the states of Illinois, Indiana, Kentucky, Michigan, Ohio and Wisconsin. The showroom selling space in the stores averages 27,000 square feet. In addition, total warehouse and storage space (under roof) ranges in size from 6,000 square feet to 66,000 square feet (average of 29,000 square feet).

       All of the building supply stores are owned in fee by the registrant with the exception of four leased stores.

       The registrant believes that all of its building supply stores and the display, warehouse and storage facilities and equipment located thereon are well maintained and adequate for the purpose for which they are used. A fleet of approximately 300 trucks is owned by the registrant for the delivery of its retail merchandise.


Item 3.       Legal Proceedings.

       Various lawsuits arising during the normal course of business are pending against the, Company. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's results of operations, liquidity or financial position.

Item 4.       Submission of Matters to a Vote of Security Holders.

       Not applicable.

Executive Officers of the Registrant


The executive officers of the registrant are as follows:

                                                                              Has Served
                                                                              In Position
             Name                                Position                        Since        Age
-------------------------------    --------------------------------------    -------------    ---
James L. Wolohan                   Chairman of the Board, President and           1994        46
                                          Chief Executive Officer                 1986
                                                                                  1987

David G. Honaman                      Vice President-Administration,              1995        46
                                           Secretary, and Chief
                                             Financial Officer

Mark H. Hershberger                         Vice President and                    1996        47
                                             Regional Manager

Curtis J. LeMaster                            Vice President-                     1997        48
                                           Marketing, Purchasing
                                                and Systems

John A. Sieggreen                             Vice President-                     1997        35
                                                Operations

Edward J. Dean                             Corporate Controller                   1984        47

James R. Krapohl                               Treasurer and                      1978        52
                                            Assistant Secretary


Officers of the registrant are elected each year in April at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

All of the officers of the registrant named above have held various positions with the registrant for more than five years, with the exception of Curtis J. LeMaster and John Sieggreen. Mr. LeMaster was Vice President of Marketing and Purchasing with Henry Bacon Building Materials, Inc., before joining the registrant in 1995 as Vice President-Marketing. Mr. Sieggreen served as Marketing Director of the registrant until he resigned in February 1994. Thereafter, he was employed by BMC West until April 1997 when he rejoined the registrant.

                                   PART II


Item 5.       Market for the Registrant's Common Equity and Related
              Shareholder Matters.

         The information set forth under the caption "Common Stock Data" on page 6 of the 1997 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 6.       Selected Financial Data.

         The five year selected financial data set forth under the caption "Five Year Performance" on page 8 of the 1997 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth on pages 9, 10 and 11 of the 1997 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 8.       Financial Statements and Supplementary Data.

         The report of management, report of independent auditors, and financial statements included on pages 12 through 21 of the 1997 Annual Report of the registrant to its shareholders, are incorporated herein by reference.

         Presented on the following page is the report of independent auditors on the 1996 and 1995 financial statements.

         The information set forth under the caption "Quarterly Summaries" on page 6 of the 1997 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         As reported in the Form 8-K dated November 1, 1996, which is incorporated herein by reference, the registrant changed its independent auditors from Ernst & Young LLP to Rehmann Robson, P.C. effective for the fiscal year ending December 27, 1997.

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors
Wolohan Lumber Co.

We have audited the accompanying balance sheet of Wolohan Lumber Co. as of December 28, 1996, and the related statements of income, shareowners' equity, and cash flows for each of the years ended December 28, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolohan Lumber Co. at December 28, 1996, and the results of its operations and its cash flows for the years ended December 28, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.


                            /s/ Ernst & Young, LLP


Detroit, Michigan
February 14, 1997

                                   PART III


Item 10.      Directors and Executive Officers of the Registrant.

         The information set forth under the caption "Information About Nominees As Directors" on pages 4 and 5 of the definitive Proxy Statement of the registrant, dated March 27, 1998, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference for information as to directors of the registrant.

         Reference is made to Part I of this Report for information as to executive officers of the registrant.


Item 11.      Executive Compensation.

         The information set forth under the captions "Compensation Committee Report" on pages 5, 6 and 7 and "Executive Compensation" on pages 7, 8 and 9 of the definitive Proxy Statement of the registrant, dated March 27, 1998, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


Item 12.      Security ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership" on pages 2 and 3 of the definitive Proxy Statement of the registrant, dated March 27, 1998, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


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

Exhibit (3) (d)     ****By-laws (3) (c)

Exhibit (4) (a)     ***Note Agreement dated as of May 1, 1987, between
                    registrant and Massachusetts Mutual Life Insurance
                    Company (4)

Exhibit (4) (b)     *******Note Agreement dated as of January 15, 1992,
                    between registrant and Principal Mutual Life Insurance
                    Company

Exhibit (10) (a)    ******1991 Long-Term Incentive Plan of Wolohan Lumber
                    Co. (6) (a) (1) (X)

Exhibit (10) (b)    ********Stock Option Plan for Non-Employee
                    Directors (10) (b) (X)

(X) A compensatory plan required to be filed as an exhibit.

Exhibit (13)         Annual Report of registrant to its shareholders for the
                     year ended December 27, 1997

Exhibit (23)         Consents of Independent Auditors


       (b)    Reports on Form 8-K filed in the fourth quarter of 1997.

              None

       (c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report.

       (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th of March 1998.

                       WOLOHAN LUMBER CO.


                       By /s/ James L. Wolohan
                          --------------------------------------------------
                            James L. Wolohan
                            President and Chief Executive Officer (Principal Executive Officer)

                       By /s/ David G. Honaman
                          --------------------------------------------------
                            David G. Honaman
                            Vice President - Administration, Chief Financial Officer and Secretary
                            (Principal Financial Officer)

                       By /s/ Edward J. Dean
                          --------------------------------------------------
                            Edward J. Dean Corporate Controller
                            (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1998.

Signature                 Title           Signature                 Title
---------                 -----           ---------                 -----


/s/ James L. Wolohan,     Director        /s/ Ervin E. Wardlow      Director
-----------------------                   ----------------------
James L. Wolohan                          Ervin E. Wardlow


/s/ Richard V. Wolohan    Director        /s/ Hugo E. Braun, Jr.    Director
-----------------------                   ----------------------
Richard V. Wolohan                        Hugo E. Braun, Jr.


/s/ F.R. Lehman           Director        /s/ Leo B. Corwin         Director
-----------------------                   ----------------------
F.R. Lehman                               Leo B. Corwin


/s/ Lee A. Shobe          Director        /s/ Charles R. Weeks      Director
-----------------------                   ----------------------
Lee A. Shobe                              Charles R. Weeks

                          ANNUAL REPORT ON FORM 10-K

                     Item 14 (a) (1) and (2), (c) and (d)

       Lists of Financial Statements and Financial Statement Schedules

                               Certain Exhibits

                        Financial Statement Schedules

                         Year-Ended December 27, 1997

                              WOLOHAN LUMBER CO.

                              SAGINAW, MICHIGAN

FORM 10-K -- Item 14 (a) (1) and (2)


WOLOHAN LUMBER CO.


List of Financial Statements and Financial Statement Schedules


The following financial statements, included in the 1997 Annual Report of the registrant to its shareholders for the year ended December 27, 1997, are incorporated by reference in Item 8:

                  Balance sheets -- December 27, 1997 and December 28, 1996.

                  Statements of income -- Years ended December 27, 1997 and
                                          December 28, 1996 and December 31,
                                          1995.

                  Statements of shareowners' equity -- Years ended December
                                                       27, 1997 and December
                                                       28, 1996 and December
                                                       31, 1995.

                  Statements of cash flows -- Years ended December 27, 1997
                                              and December 28, 1996 and
                                              December 31, 1995.

                  Notes to financial statements -- December 27, 1997.


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                EXHIBIT INDEX

The exhibit marked by one asterisk below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1980; the exhibits marked with three asterisks below were filed as exhibits to Form 10-Q of the registrant for the quarter ended June 30, 1987; the exhibit marked with four asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1988; the exhibit marked with five asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June '30, 1990; the exhibit marked with six asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1991, the exhibit marked with seven asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1991; and the exhibit marked with eight asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1994 (file number 0-6169), and are incorporated herein by reference, the exhibit number in parenthesis being those in such Form 10-K or 10-Q reports.

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

Exhibit  (3)  (d)    ****By-laws (3) (c)

Exhibit  (4)  (a)    ***Note Agreement dated as of
                     May 1, 1987, between
                     registrant and Massachusetts
                     Mutual Life Insurance
                     Company (4)

Exhibit  (4)  (b)    *******Note Agreement dated as of
                     January 15, 1992
                     between registrant and Principal
                     Mutual Life Insurance
                     Company

Exhibit  (10) (a)    ******1991 Long-Term Incentive
                     Plan of Wolohan Lumber Co. (6) (a) (1)

Exhibit  (10) (b)    ********Stock Option Plan for
                     Non-Employee Directors

Exhibit  (13)        Annual Report of registrant to its
                     shareholders for the year ended
                     December 27, 1997                                14-41

Exhibit  (23)        Consents of Independent Auditors                 42-43