Form 10-Q
period 1998-03-28
WOLOHAN LUMBER CO
filed 1998-05-12
CIK 108079

=============================================================================




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the quarter ended                 March 28, 1998
                      --------------------------------------------



/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from               to
                               -------------     -----------------

Commission file number                    0-6169
                       -------------------------------------------

                              WOLOHAN LUMBER CO.
            (Exact name of registrant as specified in its charter)

             Michigan                                38-1746752
       --------------------                     --------------------
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification Number)


                  1740 Midland Road, Saginaw, Michigan 48603
       -------------------------------------------------------------
                   (Address of principal executive offices)


                                (517) 793-4532
       -------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $1 par value --  6,764,312 shares as of April 30, 1998.


=============================================================================

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS
                                                        MAR. 28,    DEC. 27,
                                                          1998        1997
                                                        -------     --------
                                                      (Unaudited)    (Note)
                                                          (000's omitted)
ASSETS
CURRENT ASSETS

   Cash and cash equivalents                          $  20,057    $  25,333
   Trade receivables                                     26,459       30,064
   Inventories - at average cost                         59,156       52,630
   Reduction to LIFO cost                               (13,683)     (13,421)
                                                      ---------    ---------
   Inventories at the lower of LIFO
     cost or market                                      45,473       39,209
   Other current accounts                                 4,225        4,305
                                                      ---------    ---------
        TOTAL CURRENT ASSETS                             96,214       98,911

NET PROPERTIES                                           49,440       51,008
OTHER ASSETS                                              7,508        7,544
                                                      ---------    ---------
        TOTAL ASSETS                                  $ 153,162    $ 157,463
                                                      =========    =========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES

   Trade accounts payable                             $  13,428    $  10,814
   Employee compensation and
     accrued expenses                                    10,005       13,787
   Current portion of long-term debt                      3,670        2,240
                                                      ---------    ---------
       TOTAL CURRENT LIABILITIES                         27,103       26,841

LONG-TERM DEBT, less current portion                     18,988       20,443
                                                      ---------    ---------
       TOTAL LIABILITIES                                 46,091       47,284

SHAREOWNERS' EQUITY
   Common stock                                           6,774        6,910
   Additional capital                                    20,181       21,819
   Retained earnings                                     80,116       81,450
                                                      ---------    ---------
       TOTAL SHAREOWNERS' EQUITY                        107,071      110,179
                                                      ---------    ---------
       TOTAL LIABILITIES AND SHAREOWNERS' EQUITY      $ 153,162    $ 157,463
                                                      =========    =========

Note: The balance sheet at December 27, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                MAR. 28,     MAR. 29,
                                                 1998         1997
                                                --------     --------
                                        (000's omitted, except per share data)

NET SALES                                       $ 73,195    $ 77,354
Cost of sales                                     56,020      58,631
                                                --------    --------
     Gross profit                                 17,175      18,723
     Other operating income                          492         489
                                                --------    --------
         Total operating income                   17,667      19,212

OPERATING EXPENSES:
     Selling, general and
       administrative                             17,031      17,899
     Depreciation                                  2,093       2,488
                                                --------    --------
          Total operating expenses                19,124      20,387
                                                --------    --------

             LOSS FROM OPERATIONS                 (1,457)     (1,175)

OTHER (EXPENSES) INCOME:
     Interest expense                               (470)       (541)
     Interest income                                 258         109
     Gain on sale of properties                      245          26
                                                --------    --------
          Other (expenses) income, net                33        (406)
                                                --------    --------

             LOSS BEFORE INCOME TAXES             (1,424)     (1,581)
     Income tax credit                               570         650
                                                --------    --------

             NET LOSS                           $   (854)   $   (931)
                                                ========    ========



Average shares outstanding                         6,864       6,916

Net loss per share, basic                       $   (.12)   $   (.13)

Net loss per share, assuming dilution           $   (.12)   $   (.13)

Dividends per share                             $    .07    $    .07


See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                          -------------------
                                                          MAR. 28,    MAR. 29,
                                                            1998        1997
                                                          --------    --------
                                                           (000's omitted)

NET CASH USED IN OPERATING ACTIVITIES                    $ (2,522)   $ (6,346)

NET CASH USED IN INVESTING ACTIVITIES                        (415)       (967)

NET CASH USED IN FINANCING ACTIVITIES                      (2,339)     (2,009)
                                                         --------    --------

     DECREASE IN CASH AND CASH EQUIVALENTS                 (5,276)     (9,322)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                25,333      15,485
                                                         --------    --------


           CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 20,057    $  6,163
                                                         ========    ========












See notes to condensed financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 28, 1998

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

         The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months ended March 28, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 26, 1998.

         For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 27, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the Act's safe harbor provisions. These statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially and adversely from those described in the forward-looking statements as a result of various factors outside the control of the Company, including, but not limited to the following: fluctuations in customer demand and spending, expectations of future volumes and prices for the Company's products, prevailing economic conditions affecting the retail lumber and building materials markets and seasonality of operating results.

         Results Of Operations

         Sales totaled $73.2 million in fiscal first-quarter 1998, a 5-percent decline from fiscal first-quarter 1997. The lower sales resulted primarily from the impact of lower selling prices of lumber products (down approximately 8 percent from fiscal first-quarter
         1997) and six fewer stores than in fiscal first-quarter 1997. The fiscal first-quarter 1998 net loss was $854,000 (12 cents per share) versus a $931,000 loss (13 cents per share) for fiscal first-quarter 1997. The improvement resulted primarily from a pre-tax gain of $245,000 recorded on the sale of excess property.

         Historically, the Company's fiscal first quarter has the lowest sales volume which has often resulted in a net loss for the quarter.

         Comparable-store sales in fiscal first-quarter 1998 increased 4 percent from fiscal first-quarter 1997 due to contractor (builder and remodeler) sales increasing 10 percent and consumer (DIY) sales decreasing 8 percent.


         The sales mix for fiscal first-quarter 1998 was 69-percent contractor sales and 31-percent consumer sales compared with a 66/34 mix, respectively, for fiscal first-quarter 1997.

         Gross margins of 23.5 percent in fiscal first-quarter 1998 were 70 basis points lower, compared with fiscal first-quarter 1997. The lower margins reflect, to some extent, the transition the Company is making to concentrate on more project selling and builder and remodeler sales with less emphasis on general home-improvement merchandise.

         The total operating expense factor was lowered 30 basis points due primarily to lower depreciation expense.

         The effective income tax rate (federal and state) for fiscal first-quarter 1998 was 40 percent, compared with 41 percent for fiscal first-quarter 1997.



         Financial Condition

         At March 28, 1998, the Company's balance sheet remained strong. Net working capital at March 28, 1998, totaled $69.1 million, compared with $61.5 million at March 29, 1997, and $72.1 million at Dec. 27, 1997. The current ratio at March 28, 1998, was 3.5 to 1, compared with 2.7 to 1 at March 29, 1997, and 3.7 to 1 at Dec. 27, 1997.

         Cash and cash equivalents were $20.1 million at March 28, 1998, compared with $6.2 million at March 29, 1997, and $25.3 million at Dec. 27, 1997. The liquidity ratio at March 28, 1998, was .74 to 1, compared to .17 to 1 at March 29, 1997, and .94 to 1 at Dec. 27, 1997. Cash and cash equivalents decreased $5.3 million during the 1998 first quarter due primarily to the seasonal buildup of inventories which increased $6.5 million from fiscal year-end 1997 and $1.8 million was used to buy back 143,000 shares of Company stock.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs. There were no short-term borrowings outstanding at the end of fiscal first-quarter 1998. The Company continues to seek opportunities for growth through acquisitions of businesses aligned with the Company's target customers (single-family builder, remodeler and project-oriented consumer).

         Invested capital (long-term debt and shareowners' equity) was equal to 82% of total assets at March 28, 1998, compared with 83% at fiscal year-end 1997. At March 28, 1998, the total debt-to-asset ratio was .12, versus .13 at fiscal year-end 1997 and the ratio of equity to total assets remained unchanged from fiscal year-end 1997 at .70:1.

         Outlook

         We are committed to improving consumer sales with strategies to increase sales of kitchens and baths, decks, sheds, garages, pole barns and major remodeling projects. We continue to provide more value-added services to improve market share of contractor business. We held three regional builder shows during the first quarter and are very pleased with the number of builders and remodelers who attended and the volume of sales orders taken. We are working hard to improve sales mix which will positively impact margins.





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




                                                    WOLOHAN LUMBER CO.
                                               -------------------------------
                                               Registrant




Date:        May 10, 1998                      David G. Honaman
        ------------------------------         -------------------------------
                                               David G. Honaman
                                               Vice President - Administration
                                               and Chief Financial Officer


Date:        May 10, 1998                      Edward J. Dean
        ------------------------------         -------------------------------
                                               Edward J. Dean,
                                               Corporate Controller
                                               (Principal Accounting Officer)