Form 10-Q
period 1998-06-27
WOLOHAN LUMBER CO
filed 1998-08-11
CIK 108079

=============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                June 27, 1998
                      -------------------------------------------



|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    ----------------------

Commission file number                     0-6169
                       -----------------------------------------------


                              WOLOHAN LUMBER CO.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Michigan                                           38-1746752
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


                  1740 Midland Road, Saginaw, Michigan 48603
-----------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (517) 793-4532
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Common stock, $1 par value --  6,594,622 shares as of July 31, 1998.

=============================================================================

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONDENSED BALANCE SHEETS
                                                                             June 27,     DEC. 27,
                                                                               1998         1997
                                                                            -----------   --------
                                                                            (Unaudited)    (Note)
                                                                                 (000's omitted)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                              $  19,894    $  25,333
      Trade receivables                                                         35,969       30,064
      Inventories - at average cost                                             57,975       52,630
      Reduction to LIFO cost                                                   (13,463)     (13,421)
                                                                             ---------    ---------
      Inventories at the lower of LIFO
        cost or market                                                          44,512       39,209
      Other current accounts                                                     3,856        4,305
                                                                             ---------    ---------
                                                      TOTAL CURRENT ASSETS     104,231       98,911

NET PROPERTIES                                                                  47,994       51,008
OTHER ASSETS                                                                     7,827        7,544
                                                                             ---------    ---------
                                                              TOTAL ASSETS   $ 160,052    $ 157,463
                                                                             =========    =========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES

      Trade accounts payable                                                 $  17,193    $  10,814
      Employee compensation and accrued expenses                                11,617       13,787
      Short-term debt                                                            2,000            0
      Current portion of long-term debt                                          3,680        2,240
                                                                             ---------    ---------
                                                 TOTAL CURRENT LIABILITIES      34,490       26,841

LONG-TERM DEBT, less current portion                                            16,813       20,443
                                                                             ---------    ---------
                                                         TOTAL LIABILITIES      51,303       47,284

SHAREOWNERS' EQUITY
      Common stock                                                               6,722        6,910
      Additional capital                                                        19,584       21,819
      Retained earnings                                                         82,443       81,450
                                                                             ---------    ---------
                                                 TOTAL SHAREOWNERS' EQUITY     108,749      110,179
                                                                             ---------    ---------
                                 TOTAL LIABILITIES AND SHAREOWNERS' EQUITY   $ 160,052    $ 157,463
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

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                      ----------------------
                                                                       JUNE 27,     JUNE 28,
                                                                         1998         1997
                                                                      ---------    ---------
                                                             (000's omitted, except per share data)
NET SALES                                                             $ 112,856    $ 126,827
Cost of sales                                                            85,650       96,801
                                                                      ---------    ---------
     Gross profit                                                        27,206       30,026
     Other operating income                                                 597          754
                                                                      ---------    ---------
         Total operating income                                          27,803       30,780

OPERATING EXPENSES:
     Selling, general and administrative                                 21,079       22,813
     Depreciation                                                         2,005        2,473
                                                                      ---------    ---------
          Total operating expenses                                       23,084       25,286
                                                                      ---------    ---------

                                             INCOME FROM OPERATIONS       4,719        5,494

OTHER EXPENSES (INCOME):
     Interest expense                                                       475          571
     Interest income                                                       (248)         (61)
     Gain on sale of properties                                            (164)         (32)
                                                                      ---------    ---------
          Other expenses, net                                                63          478
                                                                      ---------    ---------

                                         INCOME BEFORE INCOME TAXES       4,656        5,016
     Income taxes                                                         1,856        2,027
                                                                      ---------    ---------

                                                         NET INCOME   $   2,800    $   2,989
                                                                      =========    =========



Average shares outstanding                                                6,759        6,915

Net income per share, basic                                           $     .41    $     .43

Net income per share, assuming dilution                               $     .41    $     .43

Dividends per share                                                   $     .07    $     .07

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                       ----------------------
                                                                        JUNE 27,     JUNE 28
                                                                          1998         1997
                                                                       ---------    ---------
                                                              (000's omitted, except per share data)
NET SALES                                                              $ 186,051    $ 204,181
Cost of sales                                                            141,670      155,432
                                                                       ---------    ---------
     Gross Profit                                                         44,381       48,749
     Other operating income                                                1,089        1,243
                                                                       ---------    ---------
         Total operating income                                           45,470       49,992

OPERATING EXPENSES:
     Selling, general and administrative                                  38,110       40,712
     Depreciation                                                          4,098        4,961
                                                                       ---------    ---------
         Total operating expenses                                         42,208       45,673
                                                                       ---------    ---------

                                              INCOME FROM OPERATIONS       3,262        4,319
OTHER EXPENSES (INCOME):
     Interest expense                                                        945        1,112
     Interest income                                                        (506)        (170)
     Gain from sale of properties                                           (409)         (58)
                                                                       ---------    ---------
         Other expenses, net                                                  30          884
                                                                       ---------    ---------

                                          INCOME BEFORE INCOME TAXES       3,232        3,435
     Income taxes                                                          1,286        1,377
                                                                       ---------    ---------

                                                          NET INCOME   $   1,946    $   2,058
                                                                       =========    =========



Average shares outstanding                                                 6,812        6,915

Net income per share, basic                                            $     .29    $     .30

Net income per share, assuming dilution                                $     .28    $     .29

Dividends per share                                                    $     .14    $     .14

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                    --------------------
                                                     JUNE 27,    JUNE 28,
                                                       1998       1997
                                                    --------    --------
                                                       (000's omitted)
NET CASH USED IN OPERATING ACTIVITIES               $   (755)   $ (2,211)

NET CASH USED IN INVESTING ACTIVITIES                 (1,047)     (2,480)

NET CASH USED IN FINANCING ACTIVITIES                 (3,637)     (3,930)
                                                    --------    --------

     DECREASE IN CASH AND CASH EQUIVALENTS            (5,439)     (8,621)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           25,333      15,485
                                                    --------    --------


       CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 19,894    $  6,864
                                                    ========    ========

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 27, 1998

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

         The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months ended June 27, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 26, 1998.

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

         Results Of Operations

         Net income for fiscal second-quarter 1998 was $2.8 million (41 cents per share), versus $3 million (43 cents per share) for fiscal second-quarter 1997. A slight improvement in gross margins and lower expenses were offset by lower sales and resulted in the small earnings decline. Net income for the first six months of 1998 totaled $1.9 million (29 cents per share), compared with $2.1 million (30 cents per share) for the same period of 1997.

         Sales totaled $112.9 million for fiscal second-quarter 1998, a decline of 11 percent from fiscal second-quarter 1997 sales of $126.8 million. The impact of lower selling prices of lumber products (down approximately 4 percent from second-quarter 1997) and six fewer stores compared with second-quarter 1997 were primarily responsible for the sales decline. Sales at comparable stores were down 3 percent in second-quarter 1998. Contractor-builder and remodeler sales increased 2 percent and consumer (DIY) sales fell 11 percent. Sales for the six-month period ended June 27, 1998 were $186.1 million, a 9-percent decline from $204.2 million for the corresponding period a year earlier. The effect of lower selling prices for lumber products and fewer stores, as discussed earlier, were the primary cause of this decline. Comparable-store sales were down 1 percent for the 1998 six-month period.

         The sales mix for fiscal second-quarter 1998 was 37-percent consumer sales and 63-percent contractor sales compared with a 40/60 mix for fiscal second-quarter 1997. For the six-month period, contractor sales accounted for 65 percent of total sales in 1998 versus 62 percent for 1997.

         Gross margins improved by 40 basis points to 24.1 percent in fiscal second-quarter 1998, compared with 23.7 percent for fiscal second-quarter 1997. The higher gross margin is primarily the result of improved inventory control. Gross margins for the six-month period ended June 27, 1998 were 23.9 percent, the same as the corresponding period a year earlier.

         The total operating expense factor was 20.5 percent for fiscal second-quarter 1998 versus 19.9 percent for fiscal second-quarter 1997. For the 1998 six-month period, the operating expense ratio was
         22.7 percent compared with 22.4 percent for the same period of 1997.

         The effective income tax rate (federal and state) for fiscal second-quarter 1998 was 40.4 percent, compared with 39.4 percent for fiscal second-quarter 1997. For the six-month period, the effective tax rate approximated 40 percent for both years.

         Financial Condition

         At June 27, 1998, the Company's balance sheet remained strong. Net working capital at June 27, 1998, totaled $69.7 million, compared with $62.5 million at June 28, 1997, and $72.1 million at Dec. 27, 1997. The current ratio at June 27, 1998, was 3.0 to 1, compared with 2.6 to 1 at June 28, 1997, and 3.7 to 1 at Dec. 27, 1997.

         Cash and cash equivalents were $19.9 million at June 27, 1998, compared with $6.9 million at June 28, 1997, and $25.3 million at Dec. 27, 1997. The liquidity ratio at June 27, 1998, was .58 to 1, compared to .17 to 1 at June 28, 1997, and .94 to 1 at Dec. 27, 1997. Cash and cash equivalents decreased $.2 million during the 1998 second quarter primarily the result of property additions, $.6 million, and $.7 million used to repurchase 53,000 shares of Company common stock at an average price of $12.58 per share ($2.5 million was used to repurchase 196,000 shares in the first half of 1998 at an average share price of $12.74). The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs. However, because of the favorable rate environment, which is enhanced by the strong financial position of the Company, the Company is in the process of securing additional working capital through the issuing of long-term debt.

         Invested capital (long-term debt and shareowners' equity) was equal to 78% of total assets at June 27, 1998, compared with 83% at fiscal year-end 1997. At June 27, 1998, the total debt-to-asset ratio was .11, versus .13 at fiscal year-end 1997 and the ratio of equity to total assets was .68:1 compared with .70:1 at fiscal year-end 1997.

         Outlook

         The Company continues to seek opportunities for growth through acquisitions of businesses aligned with the Company's target customers (single-family builder, remodeler and project-oriented consumer). Our strong balance sheet and liquidity will allow the Company to take advantage of growth and profit opportunities as they arise. Subsequent to the end of second-quarter 1998, the Company acquired Central Michigan Lumber Company ("CML") effective June 29, 1998. CML, with corporate administrative offices in St. Johns, Michigan, had sales in excess of $60 million for the most recent fiscal year. CML has seven locations throughout mid-Michigan which sell lumber and building materials to contractors and project-oriented consumers. The capital investment (cash payments plus long-term debt assumed) for this acquisition was approximately $19 million and included approximately $4 million of intangible assets. CML will operate as a wholly owned subsidiary of Wolohan Lumber Co. Our acquisition of CML should have a positive impact on our second-half results.

         The second half of 1998 will be challenging as we strive to improve on the first half results. Deflation in lumber prices and a modest slowdown in construction activity could have a negative impact on sales. Our strategic focus continues to be on gaining market share and developing industry-leading managers and salespeople. We are committed to improving consumer sales with strategies to increase sales of kitchens and baths, decks, sheds, garages, pole barns and major remodeling projects. We continue to provide more value-added services to improve market share of contractor business. We are working diligently to strengthen our associate team.



PART II -- OTHER INFORMATION

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during April 1998:

                  (a) A meeting was held on April 23, 1998 and was an Annual Meeting.

                  (b)  Not Applicable

                  (c) At such meeting the following nominees for election as directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The votes cast with respect to each nominee for director are as follows:

                                                   Votes to Withhold
                              Votes for            Authority to Vote
Nominee                        Nominee              for the Nominee
-------                        -------              ---------------
Hugo E. Braun, Jr.            4,595,298                 28,755
James L. Wolohan              4,595,422                 28,631
F.R. Lehman                   4,595,177                 28,876
Leo B. Corwin                 4,595,238                 28,815
Lee A. Shobe                  4,595,301                 28,752
Charles R. Weeks              4,595,301                 28,752


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



                                                   WOLOHAN LUMBER CO.
                                            ------------------------------
                                            Registrant




Date:     August 10, 1998                   David G. Honaman
       ---------------------                ------------------------------
                                            David G. Honaman
                                            Vice President - Administration
                                            and Chief Financial Officer


Date:     August 10, 1998                   Edward J. Dean
       ---------------------                ------------------------------
                                            Edward J. Dean,
                                            Corporate Controller
                                            (Principal Accounting Officer)