Form 10-Q
period 1998-09-26
WOLOHAN LUMBER CO
filed 1998-11-05
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended         September 26, 1998
                      ---------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              -----------------------    ----------------

Commission file number                0-6169
                      ---------------------------------------------------

                              WOLOHAN LUMBER CO.
-------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Michigan                                       38-1746752
-------------------------------                  ------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)


                  1740 Midland Road, Saginaw, Michigan 48603
-------------------------------------------------------------------------
                  (Address of principal executive offices)


                                (517) 793-4532
-------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Common stock, $1 par value --  5,865,599 shares as of October 24, 1998.

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)                                                     SEPT. 26,      DEC. 27,
                                                                     1998          1997
                                                                  (Unaudited)     (Note)
                                                                   ---------      --------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $   3,622    $  25,333
     Trade receivables - net                                           44,845       30,064
     Inventories - at average cost                                     62,099       52,630
     Reduction to LIFO cost                                           (13,420)     (13,421)
                                                                    ---------    ---------
     Inventories at the lower of LIFO
       cost or market                                                  48,679       39,209
     Other current assets                                               5,535        4,305
                                                                    ---------    ---------
                                 TOTAL CURRENT ASSETS                 102,681       98,911

NET PROPERTIES                                                         52,680       51,008
OTHER ASSETS                                                           11,547        7,544
                                                                    ---------    ---------
                                 TOTAL ASSETS                       $ 166,908    $ 157,463
                                                                    =========    =========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES

     Trade accounts payable                                         $  21,999    $  10,814
     Employee compensation and accrued expenses                        15,451       13,787
     Short-term debt                                                    7,000            0
     Current portion of long-term debt                                  3,747        2,240
                                                                    ---------    ---------
                                 TOTAL CURRENT LIABILITIES             48,197       26,841

LONG-TERM DEBT, less current portion                                   17,151       20,443
                                                                    ---------    ---------
                                 TOTAL LIABILITIES                     65,348       47,284

SHAREOWNERS' EQUITY
     Common stock                                                       5,873        6,910
     Additional capital                                                10,631       21,819
     Retained earnings                                                 85,056       81,450
                                                                    ---------    ---------
                                 TOTAL SHAREOWNERS' EQUITY            101,560      110,179
                                                                    ---------    ---------
                        TOTAL LIABILITIES AND SHAREOWNERS' EQUITY   $ 166,908    $ 157,463
                                                                    =========    =========

Note: The balance sheet at December 27, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per-share amounts)

                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                                       SEPT. 26,  SEPT. 27,
                                                                          1998      1997
                                                                       ---------  ---------
NET SALES                                                             $ 143,117    $ 124,119
Cost of sales                                                           111,439       95,751
                                                                      ---------    ---------
     Gross profit                                                        31,678       28,368
     Other operating income                                                 868          834
                                                                      ---------    ---------
         Total operating income                                          32,546       29,202
                                                                      ---------    ---------

OPERATING EXPENSES:
    Selling, general and administrative                                  25,046       22,812
    Store closing costs                                                       0        2,575
    Depreciation                                                          2,111        2,413
                                                                      ---------    ---------
         Total operating expenses                                        27,157       27,800
                                                                      ---------    ---------

                                             INCOME FROM OPERATIONS       5,389        1,402

OTHER EXPENSES (INCOME):
     Interest expense                                                       477          459
     Interest income                                                        (98)        (168)
     Gain on sale of properties                                             (32)         (27)
                                                                      ---------    ---------
          Other expenses, net                                               347          264
                                                                      ---------    ---------

                                         INCOME BEFORE INCOME TAXES       5,042        1,138
     Income taxes                                                         1,967          539
                                                                      ---------    ---------

                                                         NET INCOME   $   3,075    $     599
                                                                      =========    =========


Average shares outstanding                                                6,502        6,910

Net income per share, basic                                           $     .46    $     .08

Net income per share, assuming dilution                               $     .46    $     .08

Dividends per share                                                   $     .07    $     .07

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per-share amounts)


                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                                       SEPT. 26,  SEPT. 27
                                                                         1998       1997
                                                                       ---------  --------
NET SALES                                                             $ 329,168    $ 328,300
Cost of sales                                                           253,109      251,183
                                                                      ---------    ---------
     Gross profit                                                        76,059       77,117
     Other operating income                                               1,957        2,077
                                                                      ---------    ---------
         Total operating income                                          78,016       79,194

OPERATING EXPENSES:
    Selling, general and administrative                                  63,156       63,524
    Store closing costs                                                       0        2,575
    Depreciation                                                          6,209        7,374
                                                                      ---------    ---------
        Total operating expenses                                         69,365       73,473
                                                                      ---------    ---------

                                             INCOME FROM OPERATIONS       8,651        5,721
OTHER EXPENSES (INCOME):
     Interest expense                                                     1,422        1,571
     Interest income                                                       (604)        (338)
     Gain from sale of properties                                          (441)         (85)
                                                                      ---------    ---------
         Other expenses, net                                                377        1,148
                                                                      ---------    ---------

                                         INCOME BEFORE INCOME TAXES       8,274        4,573
     Income taxes                                                         3,253        1,916
                                                                      ---------    ---------

                                                         NET INCOME   $   5,021    $   2,657
                                                                      =========    =========


Average shares outstanding                                                6,708        6,913

Net income per share, basic                                           $     .75    $     .38

Net income per share, assuming dilution                               $     .74    $     .38

Dividends per share                                                   $     .21    $     .21

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                NINE MONTHS ENDED
                                                -----------------
                                               SEPT. 26,  SEPT. 27,
                                                1998         1997
                                               ---------  ---------
NET CASH (USED IN) FROM OPERATING ACTIVITIES   $ (5,411)   $  9,472

NET CASH USED IN INVESTING ACTIVITIES            (7,809)     (2,978)

NET CASH USED IN FINANCING ACTIVITIES            (8,491)     (5,417)
                                               --------    --------

    (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                            (21,711)      1,077

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                      25,333      15,485
                                               --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  3,622    $ 16,562
                                               ========    ========

See notes to condensed financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 26, 1998

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

        The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending December 26, 1998.

        The Company acquired Central Michigan Lumber Company ("CML") effective June 29, 1998. CML, with corporate administrative offices in St. Johns, Michigan, had sales in excess of $60 million for the most recent fiscal year. CML has eight locations throughout mid-Michigan which sell lumber and building materials to contractors and project-oriented consumers. The capital investment (cash payments plus long-term debt assumed) for this acquisition was approximately $19 million and included approximately $4 million of intangible assets. CML will operate as a wholly owned subsidiary of Wolohan Lumber Co.

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

        Results Of Operations

        Net income for fiscal third-quarter 1998 was $3.1 million (46 cents per share), versus $.6 million (8 cents per share) for fiscal third-quarter 1997. The increase resulted primarily from an increase in sales and the positive operating contribution of Central Michigan Lumber Co. ( the wholly owned subsidiary acquired by Wolohan Lumber on June 29, 1998). Third-quarter results in 1997 were negatively affected by the closure of four stores and asset-impairment losses recorded for certain other stores ( the after-tax effect was $1.7 million). Net income for the first nine months of 1998 totaled $5 million (75 cents per share), compared with $2.7 million (38 cents per share) for the same period of 1997.

        Sales totaled $143.1 million for fiscal third-quarter 1998, an increase of 15 percent from fiscal third-quarter 1997 sales of $124.1 million. The sales increase in third quarter 1998 resulted from a 6-percent increase in comparable-store sales plus $23.6 million in sales from CML. On a comparable-store basis, contractor-builder and remodeler sales increased 5 percent and consumer (DIY) sales fell 12 percent in third quarter 1998. Sales for the nine-month period ended September 26, 1998 were $329.2 million (including $23.6 million in sales from CML), compared with $328.3 million for the corresponding period a year earlier. Comparable-store sales were up 2 percent for the 1998 nine-month period.

        The sales mix for fiscal third-quarter 1998 was 64-percent contractor sales and 36-percent consumer sales, compared with a 58/42 mix for fiscal third-quarter 1997. For the nine-month period, contractor sales accounted for 65 percent of total sales in 1998 versus 60 percent for 1997.

        Gross margins declined 80 basis points to 22.1 percent in fiscal third-quarter 1998, compared with 22.9 percent for fiscal third-quarter 1997. The lower gross margin resulted primarily from changes in sales mix and the writedown to estimated net realizable value of slow-moving inventory. Gross margins for the nine-month period ended September 26, 1998 were 23.1 percent, 40 basis points lower than the corresponding period a year earlier.

        The total operating expense factor was 19 percent for fiscal third-quarter 1998 versus 20.3 percent for fiscal third-quarter 1997 ( excluding the costs related to store closings in third-quarter
        1997). For the 1998 nine-month period, the operating expense ratio was 21.1 percent compared with 21.6 percent for the same period of 1997 (excluding the costs related to store closings recorded in the nine-month period of 1997).

        The effective income tax rate (federal and state) for fiscal third-quarter 1998 was 39 percent, compared with 47.3 percent for fiscal third-quarter 1997. The higher effective tax rate in third quarter 1997 was due to adjusting the nine-month rate to reflect a higher effective state rate. For the nine-month period, the effective tax rate was 39.3 percent compared with 41.9 percent for the same period of 1997.

        Financial Condition

        At September 26, 1998, the Company's balance sheet remained strong. Net working capital at September 26, 1998, totaled $54.5 million, compared with $64.3 million at September 27, 1997, and $72.1 million at Dec. 27, 1997. The current ratio at September 26, 1998, was 2.1 to 1, compared with 2.7 to 1 at September 27, 1997, and 3.7 to 1 at Dec. 27, 1997.

        Cash and cash equivalents were $3.6 million at September 26, 1998, compared with $16.6 million at September 27, 1997, and $25.3 million at Dec. 27, 1997. The liquidity ratio at September 26, 1998, was .1 to 1, compared to .4 to 1 at September 27, 1997, and .94 to 1 at Dec. 27, 1997. Cash and cash equivalents decreased $16.3 million during the 1998 third quarter due primarily to the acquisition of Central Michigan Lumber ("CML") and the repurchase of Company common stock. Approximately $18 million was used for the CML acquisition and $9.6 million was used to repurchase 836,000 shares of Company common stock at an average price of $11.51 per share ($12.3 million was used to repurchase 1,045,000 shares in the first nine months of 1998 at an average share price of $11.76). The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs. Short-term debt totaled $7 million at the end of the third quarter.

        Invested capital (long-term debt and shareowners' equity) was equal to 71% of total assets at September 26, 1998, compared with 83% at fiscal year-end 1997. At September 26, 1998, the long-term debt-to-asset ratio was .10, versus .13 at fiscal year-end 1997 and the ratio of equity to total assets was .61:1 compared with .70:1 at fiscal year-end 1997.

        Year 2000

        The Company's Year 2000 compliance program is progressing as planned. The Company is on schedule to have all corporate financial systems including inventory replenishment Year 2000 compliant by December 31, 1998. The Company is in the process of changing its store point-of-sale system to a new system which is Year 2000 compliant. The Company will begin to install the new point-of-sale system in stores during the first quarter of 1999 and plans to have the final installation complete by early December 1999.

        The Company has initiated formal communication with significant suppliers to evaluate their Year 2000 compliance. Most of these vendors have stated their ability to supply the Company will not be affected by the Year 2000 issue. However, the Company cannot assure timely compliance of third parties and may be adversely affected by failure of a significant third party to become Year 2000 compliant.

        Total costs of modifying the Company's current systems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. Should the Company not successfully complete a significant portion of its Year 2000 compliance program its financial condition may be materially adversely impacted; however, management does not consider the possibility of such an occurrence to be reasonably likely. Should the outlook for completion of the compliance program change, management will develop appropriate contingency plans to address any non-compliance issues.



        Outlook

        The Company's strategic focus continues to be on gaining market share and developing industry-leading managers and salespeople. The Company is committed to improving consumer sales with strategies to increase sales of kitchens and baths, decks, sheds, garages, pole barns and major remodeling projects. The Company continues to provide more value-added services to improve market share of contractor business. The Company is working diligently to strengthen its associate team.

        The Company continues to seek opportunities for growth through acquisitions of businesses aligned with the Company's target customers (single-family builder, remodeler and project-oriented consumer). Its strong balance sheet and liquidity will allow the Company to take advantage of growth and profit opportunities as they arise.

        The Company is committed to improving its return-on-investment ratios and will continue to analyze the profitability of all locations from an economic value-added perspective, which may result in some future store closings.


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




                                             WOLOHAN LUMBER CO.
                                             ------------------
                                             Registrant




Date:    November 5, 1998                    David G. Honaman
     --------------------------              ----------------
                                             David G. Honaman
                                             Vice President - Administration
                                             and Chief Financial Officer


Date:    November 5, 1998                    Edward J. Dean
     --------------------------              --------------
                                             Edward J. Dean,
                                             Corporate Controller
                                             (Principal Accounting Officer)