Form 10-K405
period 1998-12-26
WOLOHAN LUMBER CO
filed 1999-03-24
CIK 108079

=============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------

                                  FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 1998.

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
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

 Title of each class             Name of each exchange on which registered
 -------------------             -----------------------------------------
       None                                        None

         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $1.00 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

As of March 1, 1999, 5,370,345 shares of Common Stock of the registrant were outstanding and the aggregate market value of the shares of Common Stock held by non-affiliates (including certain officers and non-officer directors) of the registrant was approximately $49,244,000.

                     Documents Incorporated by Reference

Portions of the Annual Report of the registrant to its shareholders for the year ended December 26, 1998 are incorporated by reference into Part II.

Portions of the definitive Proxy Statement of the registrant, dated March 26, 1999, filed pursuant to Regulation 14A are incorporated by reference into
Part III.

=============================================================================

                                    PART I

Item 1. Business.

       Wolohan Lumber Co. (the "registrant") is engaged in the retail sale of a full-line of lumber and building materials and related items, through a chain of 50 building supply stores located in Illinois, Indiana, Kentucky, Michigan and Ohio.

       In June 1998 the registrant acquired Central Michigan Lumber Company headquartered in Lansing, Michigan which currently operates nine stores throughout mid-Michigan which sell lumber and building materials.

       The registrant sells to contractor builders and remodelers and to the "do-it-yourself" market consisting principally of homeowners. These customer types accounted for approximately 63% and 37%, respectively, of the registrant's sales for 1998.

       The registrant sells more than 30,000 different products which are purchased from approximately 2,000 suppliers. No supplier accounts for more than 5% of total purchases. The registrant purchases lumber products primarily from lumber and plywood mills and more than half of all other merchandise from original producers or manufacturers.

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

       The business of the registrant is highly competitive, and it encounters competition from both national and regional chains and from local independent merchants, as well as integrated department stores. Because of the variety of competition faced by the registrant and the wide range of products it sells, it is virtually impossible to determine the registrant's competitive position in the markets it serves.

       The registrant holds no material patents, trademarks, licenses, franchises or concessions.

       The registrant's business, like the retail lumber business, generally is subject to seasonal influences. The second and third quarters are generally the periods of highest sales volumes while the first quarter is usually the period of lowest sales volume.

       The registrant had approximately 1,575 full-time employees at December 26, 1998.

       To the best of the registrant's knowledge, it is complying with all federal, state and local environmental protection provisions.

Item 2. Properties.

       The administrative offices of the registrant are located in a 28,000-square-foot, two-story brick face building situated on three acres of land owned by the registrant in Saginaw, Michigan.

       As of March 1, 1999, the registrant operated 50 building supply stores in the states of Illinois, Indiana, Kentucky, Michigan and Ohio. The showroom selling space in the stores averages 24,000 square feet. In addition, total warehouse and storage space (under roof) ranges in size from 6,000 square feet to 66,000 square feet (average of 26,000 square feet).

       All of the building supply stores are owned in fee by the registrant with the exception of four leased stores.

       The registrant believes that all of its building supply stores and the display, warehouse and storage facilities and equipment located thereon are well maintained and adequate for the purpose for which they are used. A fleet of approximately 320 trucks is owned by the registrant for the delivery of its retail merchandise.


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

Executive Officers of the Registrant

The executive officers of the registrant are as follows:

                                                            Has Served
                                                          In Position
     Name                         Position                    Since      Age
------------------     --------------------------------   -------------  ---

James L. Wolohan            Chairman of the Board,            1994        47
                                President and                 1986
                           Chief Executive Officer            1987

David G. Honaman        Vice President-Administration,        1995        47
                             Secretary, and Chief
                               Financial Officer

Curtis J. LeMaster              Vice President-               1997        49
                             Marketing, Purchasing
                                  and Systems

John A. Sieggreen               Vice President-               1997        36
                                  Operations

Edward J. Dean               Corporate Controller             1984        48

James R. Krapohl                 Treasurer and                1978        53
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

                                   PART II


Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters.

         The information set forth under the caption "Common Stock Data" on page 4 of the 1998 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 6. Selected Financial Data.

         The five year selected financial data set forth under the caption "Five Year Performance" on page 6 of the 1998 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth on pages 7, 8 and 9 of the 1998 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable


Item 8.  Financial Statements and Supplementary Data.

         The report of management, report of independent auditors, and financial statements included on pages 10 through 20 of the 1998 Annual Report of the registrant to its shareholders, are incorporated herein by reference.

         The information set forth under the caption "Quarterly Summaries" on page 4 of the 1998 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wolohan Lumber Co.


We have audited the balance sheet of Wolohan Lumber Co. as of December 28, 1996, and the related statements of income, shareowners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolohan Lumber Co. at December 28, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                             ERNST & YOUNG LLP



Detroit, Michigan
February 14, 1997

                                   PART III


Item 10. Directors and Executive Officers of the Registrant.

         The information set forth under the caption "Information About Nominees As Directors" on pages 4 and 5 of the definitive Proxy Statement of the registrant, dated March 26, 1999, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference for information as to directors of the registrant.

         Reference is made to Part I of this Report for information as to executive officers of the registrant.


Item 11. Executive Compensation.

         The information set forth under the captions "Compensation Committee Report" on pages 5, 6 and 7 and "Executive Compensation" on pages 7, 8 and 9 of the definitive Proxy Statement of the registrant, dated March 26, 1999, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


Item 12. Security ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership" on pages 2 and 3 of the definitive Proxy Statement of the registrant, dated March 26, 1999, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


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

         Exhibit (3)(a)   *Articles of Incorporation (1)

         Exhibit (3)(b)   ***Amendment to Articles of Incorporation(3)(a)

         Exhibit (3)(c)   *****Amendment to Articles of Incorporation(6)(a)(1)

         Exhibit (3)(d)   ****By-laws (3) (c)

         Exhibit (4)(a)   ***Note Agreement dated as of May 1, 1987, between
                          registrant and Massachusetts Mutual Life Insurance
                          Company (4)

         Exhibit (4)(b)   *******Note Agreement dated as of January 15, 1992,
                          between registrant and Principal Mutual Life
                          Insurance Company

         Exhibit (10)(a)  ******1991 Long-Term Incentive Plan of Wolohan
                          Lumber Co. (6) (a) (1) (X)

         Exhibit (10)(b)  ********Stock Option Plan for Non-Employee
                          Directors (10) (b) (X)

         (X) A compensatory plan required to be filed as an exhibit.

         Exhibit (13)     Annual Report of registrant to its shareholders for
                          the year ended December 26, 1998

         Exhibit (21)     Subsidiaries of the registrant

         Exhibit (23)     Consent of Independent Auditors

         Exhibit (23.1)   Consent of Independent Auditors


     (b) Reports on Form 8-K filed in the fourth quarter of 1998.



         None



     (c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report.



     (d) Financial Statement Schedules -- The response to this portion of
         Item 14 is submitted as a separate section of this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1999.

                                        WOLOHAN LUMBER CO.


                                   By /s/ James L. Wolohan
                                      --------------------------------
                                      James L. Wolohan
                                      Chairman of the Board,
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)


                                  By  /s/ David G. Honaman
                                      --------------------------------
                                      David G. Honaman
                                      Vice President - Administration,
                                      Chief Financial
                                      Officer and Secretary
                                      (Principal Financial Officer)


                                  By  /s/ Edward J. Dean
                                      --------------------------------
                                      Edward J. Dean
                                      Corporate Controller
                                      (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1999.

Signature                  Title          Signature                   Title
---------                  -----          ---------                   -----

                           Director                                   Director
/s/ Hugo E. Braun, Jr.                    /s/ Lee A. Shobe
----------------------                    --------------------
Hugo E. Braun, Jr.                        Lee A. Shobe


                           Director                                   Director
/s Leo B. Corwin                          /s/ Charles R. Weeks
----------------------                    --------------------
Leo B. Corwin                             Charles R. Weeks


                           Director                                   Director
/s/ F. R. Lehman                          /s/ James L. Wolohan
----------------------                    --------------------
F.R. Lehman                               James L. Wolohan

                          ANNUAL REPORT ON FORM 10-K

                     Item 14 (a) (1) and (2), (c) and (d)

       Lists of Financial Statements and Financial Statement Schedules

                              Certain Exhibits

                        Financial Statement Schedules

                         Year-Ended December 26, 1998

                              WOLOHAN LUMBER CO.

                              SAGINAW, MICHIGAN

FORM 10-K -- Item 14 (a) (1) and (2)


WOLOHAN LUMBER CO.


List of Financial Statements and Financial Statement Schedules


The following financial statements, included in the 1998 Annual Report of the registrant to its shareholders for the year ended December 26, 1998, are incorporated by reference in Item 8:

                  Balance sheets -- December 26, 1998 and December 27, 1997.

                  Statements of income -- Years ended December 26, 1998,
                         December 27, 1997 and December 28, 1996.

                  Statements of shareowners' equity -- Years ended
                         December 26, 1998, December 27, 1997 and
                         December 28, 1996.

                  Statements of cash flows -- Years ended December 26, 1998,
                         December 27, 1997 and December 28, 1996.

                  Notes to financial statements -- December 26, 1998.


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

                                                                   Page Number
                                                                    Sequential
Exhibit                                                              Numbering
Number                                                                 System
-------                                                            -----------

Exhibit  (3) (a)  *Articles of Incorporation (1)

Exhibit  (3) (b)  ***Amendment to Articles of
                  Incorporation(3)(a)

Exhibit  (3) (c)  *****Amendment to Articles of
                  Incorporation(6)(a)(1)

Exhibit  (3) (d)  ****By-laws (3) (c)

Exhibit  (4) (a)  ***Note Agreement dated as of May 1, 1987, between registrant and Massachusetts Mutual Life Insurance Company(4)

Exhibit  (4) (b)  *******Note Agreement dated as of January 15,
                  1992 between registrant and Principal Mutual
                  Life Insurance Company

Exhibit  (10)(a)  ******1991 Long-Term Incentive Plan of Wolohan
                  Lumber Co.(6)(a)(1)

Exhibit  (10)(b)  ********Stock Option Plan for Non-Employee
                  Directors

Exhibit  (13)     Annual Report of registrant to its                      14-37
                  shareholders for the year ended December 26, 1998

Exhibit  (21)     Subsidiaries of the registrant                            38

Exhibit  (23)     Consent of Independent Auditors                           39

Exhibit  (23.1)   Consent of Independent Auditors                           40