Form 10-Q
period 1999-03-27
WOLOHAN LUMBER CO
filed 1999-05-11
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                     March 27, 1999
                      ------------------------------------------------------



|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________  to ____________________

Commission file number                       0-6169
                       -----------------------------------------------------

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

Common stock, $1 par value --  5,310,450 shares as of April 30, 1999.

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                              MAR. 27,      DEC. 26,
                                                                1999          1998
                                                            -----------     --------
                                                            (Unaudited)      (Note)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                            $   1,213    $   3,166
         Trade receivables, net                                  28,110       41,687
         Builder Finance Program receivables                      4,710        3,296
         Inventories - at average cost                           55,071       53,038
         Reduction to LIFO cost                                 (12,224)     (12,135)
                                                              ---------    ---------
         Inventories at the lower of LIFO cost or market         42,847       40,903
         Other current accounts                                   6,760        5,899
                                                              ---------    ---------
TOTAL CURRENT ASSETS                                             83,640       94,951

NET PROPERTIES                                                   43,042       44,439
OTHER ASSETS                                                     18,321       18,121
                                                              ---------    ---------
TOTAL ASSETS                                                  $ 145,003    $ 157,511
                                                              =========    =========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
         Trade accounts payable                               $  17,497    $  20,123
         Employee compensation and accrued expenses              13,754       15,867
         Short-term debt                                              0        2,000
         Current portion of long-term debt                        6,226        3,759
                                                              ---------    ---------
TOTAL CURRENT LIABILITIES                                        37,477       41,749

LONG-TERM DEBT, less current portion                             12,690       17,091
                                                              ---------    ---------
TOTAL LIABILITIES                                                50,167       58,840

SHAREOWNERS' EQUITY
         Common stock                                             5,349        5,548
         Additional capital                                       4,365        6,694
         Retained earnings                                       85,122       86,429
                                                              ---------    ---------
TOTAL SHAREOWNERS' EQUITY                                        94,836       98,671
                                                              ---------    ---------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                     $ 145,003    $ 157,511
                                                              =========    =========

Note: The consolidated balance sheet at December 26, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                                                   THREE MONTHS ENDED
                                                                  --------------------
                                                                  MAR. 27,    MAR. 28,
                                                                    1999        1998
                                                                  --------    --------
NET SALES                                                         $ 73,148    $ 73,195
Cost of sales                                                       56,128      56,020
                                                                  --------    --------
Gross profit                                                        17,020      17,175
Other operating income                                                 721         492
                                                                  --------    --------
Total operating income                                              17,741      17,667
OPERATING EXPENSES:
Selling, general and administrative                                 18,312      17,031
Depreciation and amortization                                        1,741       2,093
                                                                  --------    --------
Total operating expenses                                            20,053      19,124
                                                                  --------    --------

                                           LOSS FROM OPERATIONS     (2,312)     (1,457)
OTHER INCOME (EXPENSES):
Interest expense                                                      (425)       (470)
Interest income                                                         82         258
Gain on sale of properties                                           1,107         245
                                                                  --------    --------
Other income, net                                                      764          33
                                                                  --------    --------

                                       LOSS BEFORE INCOME TAXES     (1,548)     (1,424)
Income tax credit                                                      616         570
                                                                  --------    --------
                                                       NET LOSS   $   (932)   $   (854)
                                                                  ========    ========

Average shares outstanding                                           5,423       6,864

Net loss per share, basic                                         $   (.17)   $   (.12)
Net loss per share, assuming dilution                             $   (.17)   $   (.12)

Dividends per share                                               $    .07    $    .07

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)

                                       COMMON SHARES                                        TOTAL
                                    -------------------      ADDITIONAL     RETAINED     SHAREOWNERS'
                                    SHARES       AMOUNT       CAPITAL       EARNINGS       EQUITY
                                    ------       ------     ----------      --------     ------------
Balances at December 26, 1998        5,548      $  5,548      $  6,694      $ 86,429      $ 98,671
Net loss                                                                        (932)         (932)
Cash dividends - $.07 per share                                                 (375)         (375)
Shares purchased and retired          (218)         (218)       (2,600)                     (2,818)
Shares issued under Long-Term
    Incentive Plan                      19            19           271                         290
                                                --------      --------      --------      --------
Balances at March 27, 1999           5,349      $  5,349      $  4,365      $ 85,122      $ 94,836
                                  ========      ========      ========      ========      ========

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                      THREE MONTHS ENDED
                                                                     --------------------
                                                                     MAR. 27,    MAR. 28,
                                                                       1999        1998
                                                                     --------    --------
Operating Activities
Net loss                                                             $   (932)   $   (854)
Adjustments to reconcile net loss to
  cash provided by (used in) operating activities:
          Depreciation                                                  1,673       2,093
          Amortization                                                     68          --
          Provision for losses on accounts receivable                      20         255
          Gain on sale of properties                                   (1,107)       (245)
          Changes in operating assets & liabilities net of effects
            of sale of stores to Stock Lumber
              Accounts receivable                                       7,711       3,350
              Builder Finance Program receivables                      (1,414)     (1,086)
              Other assets                                               (655)      1,467
              Inventories                                              (5,993)     (6,264)
              Accounts payable & accrued expenses                      (4,449)     (1,108)
                                                                     --------    --------

NET CASH USED IN OPERATING ACTIVITIES                                  (5,078)     (2,392)

INVESTING ACTIVITIES
Additions to properties                                                (1,216)       (631)
Proceeds from sale of stores to Stock Lumber                            9,956          --
Proceeds from the sale of properties                                    1,512          86
                                                                     --------    --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    10,252        (545)

FINANCING ACTIVITIES
Payments on credit lines and long-term debt                            (3,934)        (25)
Purchase of common stock                                               (2,818)     (1,833)
Dividends paid                                                           (375)       (481)
                                                                     --------    --------

NET CASH USED IN FINANCING ACTIVITIES                                  (7,127)     (2,339)
                                                                     --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (1,953)     (5,276)

Cash and cash equivalents at beginning of period                        3,166      25,333
                                                                     --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,213    $ 20,057
                                                                     ========    ========

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 27, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

         The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months ended March 27, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 25, 1999.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 26, 1998.

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

         Results Of Operations

         Sales totaled $73.1 million in fiscal first-quarter 1999, nearly identical to the sales achieved in fiscal first-quarter 1998. The combination of a 4-percent increase in comparable-store sales and the sales contribution made by Central Michigan Lumber (CML), which was acquired mid-year 1998, offset the first-quarter 1998 sales from the six stores closed in late 1998 and the six stores sold in February 1999.

         The fiscal first-quarter 1999 loss was $932,000 (17 cents per share) compared with a loss of $854,000 (12 cents per share) for first-quarter 1998. The 1999 first-quarter results included a pre-tax gain of $1.1 million from sale of a closed facility, offset, in part, by costs of approximately $500,000 (pre-tax) related to liquidation efforts for stores closed in late 1998 and six stores sold in February 1999. First-quarter 1998 results included a pre-tax gain of $245,000 from the sale of idle property.

         Historically, the Company's fiscal first quarter has the lowest sales volume which has often resulted in a net loss for the quarter.

         Per-share earnings for the 1999 first quarter were affected by the reduction in outstanding common shares. The Company repurchased 218,000 shares during the first quarter of 1999 and repurchased 1.4 million shares during 1998. Outstanding shares at the end of fiscal first-quarter 1999 were 21 percent lower compared with first-quarter 1998. This reduction in outstanding shares will leverage up earnings per share as the Company moves into the positive income producing months of 1999.

         The sales mix for fiscal first-quarter 1999 was 72-percent contractor-builder and remodeler sales and 28-percent project-consumer sales compared with a 69/31 mix, respectively, for fiscal first-quarter 1998.

         Gross margins in first-quarter 1999 were 20 basis points lower, compared with 1998's first quarter. The lower margins reflect, to some extent, the transition the Company is making to concentrate on more project selling and builder and remodeler sales with less emphasis on general home-improvement merchandise.

         The Company's operating-expense ratio was 130 basis points higher compared with the same period of 1998 and reflects costs related to final liquidation efforts for the closed and sold stores and additional labor to prepare the Company's facilities and people to better serve the builder, remodeler and project-consumer customers .

         The effective income tax rate (federal and state) for fiscal first-quarter 1999 was 39.8 percent, compared with 40 percent for fiscal first-quarter 1998.

         Financial Condition

         At March 27, 1999, the Company's balance sheet remained strong. Net working capital at March 27, 1999, totaled $46.2 million, compared with $69.1 million at March 28, 1998, and $53.2 million at Dec. 26, 1998. The current ratio at March 27, 1999, was 2.2 to 1, compared with 3.5 to 1 at March 28, 1998, and 2.3 to 1 at Dec. 26, 1998.

         Cash and cash equivalents were $1.2 million at March 27, 1999, compared with $20.1 million at March 28, 1998, and $3.2 million at Dec. 26, 1998. The liquidity ratio at March 27, 1999, was .03 to 1, compared to .74 to 1 at March 28, 1998, and .08 to 1 at Dec. 26, 1998. Cash and cash equivalents decreased $2.0 million during the 1999 first quarter. Proceeds received in first-quarter 1999 from the sale of inventory, receivables and equipment related to six stores totaled approximately $10 million and offset most of the cash used during the quarter which included: $ 5 million used in operating activities ( principally the seasonal buildup of inventories); $3.9 million used for payment of long-term debt and credit lines; and $2.8 million used to purchase 218,000 shares of Company common stock at an average price of $12.92 per share.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs. There were no short-term borrowings outstanding at the end of fiscal first-quarter 1999.

         Invested capital (long-term debt and shareowners' equity) was equal to 74% of total assets at March 27, 1999, compared with 73% at fiscal year-end 1998. At March 27, 1999, the total debt-to-asset ratio was .09, versus .11 at fiscal year-end 1998 and the ratio of equity to total assets was .65:1 versus .63:1 at fiscal year-end 1998.


         YEAR 2000

         As is more fully described in the Company's annual report on Form 10-K for the fiscal year ended December 26, 1998, the Company's Year 2000 compliance program is progressing as planned. The Company is on schedule to have all corporate financial systems including inventory replenishment Year 2000 compliant by December 31, 1999. The Company is in the process of changing its store point-of-sale system to a new system which is Year 2000 compliant. The Company began to install the new point-of-sale system in stores during the first quarter of 1999 and plans to have the final installation complete by early December 1999.

         The Company has continued its communication with significant suppliers to obtain additional assurance about their Y2K plans. Most of these vendors have stated their ability to supply the Company will not be affected by the Year 2000 issue. However, the Company cannot assure timely compliance of third parties and may be adversely affected by failure of a significant third party to become Year 2000 compliant.

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

         The total cost of the Company's Year 2000 compliance program is estimated at $800,000 of which $732,000 has been paid. The costs of the program are being funded through operating cash flows.

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

         The Company continues to seek opportunities for growth through acquisitions of businesses aligned with the Company's target customers (single-family builder, remodeler and project-oriented consumer). Its strong balance sheet will allow the Company to take advantage of growth and profit opportunities as they arise.

         The Company is committed to improving its return-on-investment ratios and will continue to analyze the profitability of all locations from an economic value-added perspective.

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




                                           WOLOHAN LUMBER CO.
                                     -------------------------------
                                     Registrant




Date:     May 10, 1999               David G. Honaman
     ---------------------           -------------------------------
                                     David G. Honaman
                                     Vice President - Administration
                                     and Chief Financial Officer


Date:     May 10, 1999               Edward J. Dean
     ---------------------           -------------------------------
                                     Edward J. Dean,
                                     Corporate Controller
                                     (Principal Accounting Officer)