Form 10-Q
period 1999-06-26
WOLOHAN LUMBER CO
filed 1999-08-10
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                    June 26, 1999
                      ------------------------------------------------------



|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________________

Commission file number                      0-6169
                      ------------------------------------------------------

                             WOLOHAN LUMBER CO.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Michigan                                        38-1746752
--------------------------------                     ----------------------
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

Common stock, $1 par value --  5,277,012 shares as of July 31, 1999.






PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                               JUNE 26,        DEC. 26,
                                                                 1999            1998
                                                             (Unaudited)        (Note)
                                                             -----------       --------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                            $     593       $   3,166
         Trade receivables, net                                  37,491          41,687
         Builder Finance Program receivables                      6,589           3,296
         Inventories - at average cost                           58,763          53,038
         Reduction to LIFO cost                                 (12,365)        (12,135)
                                                              ---------       ---------
         Inventories at the lower of LIFO cost or market         46,398          40,903
         Other current accounts                                   5,485           5,899
                                                              ---------       ---------
TOTAL CURRENT ASSETS                                             96,556          94,951

NET PROPERTIES                                                   44,985          44,439
OTHER ASSETS                                                     16,335          18,121
                                                              ---------       ---------
TOTAL ASSETS                                                  $ 157,876       $ 157,511
                                                              =========       =========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
         Trade accounts payable                               $  25,364       $  20,123
         Employee compensation and accrued expenses              18,273          15,867
         Short-term debt                                            500           2,000
         Current portion of long-term debt                        4,213           3,759
                                                              ---------       ---------
TOTAL CURRENT LIABILITIES                                        48,350          41,749

LONG-TERM DEBT, net of current portion                           12,659          17,091
                                                              ---------       ---------
TOTAL LIABILITIES                                                61,009          58,840

SHAREOWNERS' EQUITY
         Common stock                                             5,283           5,548
         Additional capital                                       3,617           6,694
         Retained earnings                                       87,967          86,429
                                                              ---------       ---------
TOTAL SHAREOWNERS' EQUITY                                        96,867          98,671
                                                              ---------       ---------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                     $ 157,876       $ 157,511
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

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                                THREE MONTHS ENDED
                                             -------------------------
                                             JUNE 26,         JUNE 27,
                                               1999             1998
                                             --------         --------

NET SALES                                    $ 117,414       $ 112,856
Cost of sales                                   90,937          85,650
                                             ---------       ---------
Gross profit                                    26,477          27,206
Other operating income                             920             617
                                             ---------       ---------
Total operating income                          27,397          27,823
OPERATING EXPENSES:
Selling, general and administrative             20,596          21,079
Depreciation and amortization                    1,757           2,005
                                             ---------       ---------
Total operating expenses                        22,353          23,084
                                             ---------       ---------

INCOME FROM OPERATIONS                           5,044           4,739
OTHER INCOME (EXPENSES):
Interest expense                                  (370)           (475)
Interest income                                     92             228
Gain on sale of properties                         559             164
                                             ---------       ---------
Other income (expenses), net                       281             (83)
                                             ---------       ---------

INCOME BEFORE INCOME TAXES                       5,325           4,656
Income taxes                                     2,110           1,856
                                             ---------       ---------
NET INCOME                                   $   3,215       $   2,800
                                             =========       =========

Average shares outstanding                       5,302           6,759

Net income per share, basic                  $     .60       $     .41
Net income per share, assuming dilution      $     .59       $     .41

Dividends per share                          $     .07       $     .07



See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                                  SIX MONTHS ENDED
                                              -----------------------
                                              JUNE 26,       JUNE 27,
                                                1999           1998
                                              --------       --------

NET SALES                                    $ 190,562       $ 186,051
Cost of sales                                  147,065         141,670
                                             ---------       ---------
Gross profit                                    43,497          44,381
Other operating income                           1,647           1,149
                                             ---------       ---------
Total operating income                          45,144          45,530
OPERATING EXPENSES:
Selling, general and administrative             38,916          38,110
Depreciation and amortization                    3,498           4,098
                                             ---------       ---------
Total operating expenses                        42,414          42,208
                                             ---------       ---------

INCOME FROM OPERATIONS                           2,730           3,322
OTHER INCOME (EXPENSES):
Interest expense                                  (795)           (945)
Interest income                                    176             446
Gain on sale of properties                       1,666             409
                                             ---------       ---------
Other income (expenses), net                     1,047             (90)
                                             ---------       ---------

INCOME BEFORE INCOME TAXES                       3,777           3,232
Income taxes                                     1,494           1,286
                                             ---------       ---------
NET INCOME                                   $   2,283       $   1,946
                                             =========       =========

Average shares outstanding                       6,812           5,362

Net income per share, basic                  $     .43       $     .29
Net income per share, assuming dilution      $     .42       $     .28

Dividends per share                          $     .14       $     .14


See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)

                                          COMMON SHARES                                          TOTAL
                                      ---------------------      ADDITIONAL      RETAINED     SHAREOWNERS'
                                      SHARES         AMOUNT        CAPITAL       EARNINGS       EQUITY
                                      ------         ------      ----------      --------     ------------
Balances at December 26, 1998          5,548       $  5,548       $  6,694       $ 86,429       $ 98,671
Net loss                                                                             (932)          (932)
Cash dividends--$.07 per share                                                       (375)          (375)
Shares repurchased and retired          (218)          (218)        (2,600)                       (2,818)
Shares issued under Long-Term
    Incentive Plan                        19             19            271           --              290
                                       -----       --------       --------       --------       --------
Balances at March 27, 1999             5,349          5,349          4,365         85,122         94,836
Net income                                                                          3,215          3,215
Cash dividends--$.07 per share                                                       (370)          (370)
Shares repurchased and retired           (69)           (69)          (784)                         (853)
Shares issued under Long-Term
    Incentive Plan                         3              3             36           --               39
                                       -----       --------       --------       --------       --------
Balances at June 26, 1999              5,283       $  5,283       $  3,617       $ 87,967       $ 96,867
                                       =====       ========       ========       ========       ========

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                   SIX MONTHS ENDED
                                                                ------------------------
                                                                JUNE 26,        JUNE 27,
                                                                  1999           1998
                                                                --------        --------
Operating Activities
Net income                                                      $  2,283       $  1,946
Adjustments to reconcile net income to
  cash used in operating activities:
          Depreciation                                             3,361          4,098
          Amortization                                               137           --
          Provision for losses on accounts receivable                 86            394
          Gain on sale of properties                              (1,666)          (409)
          Changes in operating assets & liabilities net of
            effects of  sale of stores to
            Stock Lumber
              Accounts receivable                                 (1,736)        (6,299)
              Builder Finance Program receivables                 (3,293)        (1,935)
              Other assets                                           (35)         2,472
              Inventories                                         (9,544)        (5,303)
              Accounts payable & accrued expenses                  7,977          4,281
                                                                --------       --------

NET CASH USED IN OPERATING ACTIVITIES                             (2,430)          (755)

INVESTING ACTIVITIES
Additions to properties                                           (4,091)        (1,212)
Proceeds from sale of stores to Stock Lumber                       9,956           --
Proceeds from the sale of properties                               3,886            165
                                                                --------       --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                9,751         (1,047)

FINANCING ACTIVITIES
Net short-term (repayments) borrowings                            (1,500)         2,000
Payments on long-term debt                                        (3,978)        (2,190)
Purchase of common stock                                          (3,671)        (2,493)
Dividends paid                                                      (745)          (954)
                                                                --------       --------

NET CASH USED IN FINANCING ACTIVITIES                             (9,894)        (3,637)
                                                                --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS                             (2,573)        (5,439)

Cash and cash equivalents at beginning of period                   3,166         25,333
                                                                --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    593       $ 19,894
                                                                ========       ========

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 26, 1999

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

         The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months and six months ended June 26, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 25, 1999.

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

         Results Of Operations

         Net income was $3.2 million for fiscal second-quarter 1999, compared with $2.8 million for the second quarter of 1998, an increase of 15 percent. The increase in net income was the result of higher sales, a lower operating expense ratio, and a gain from the sale of properties. These factors were offset, in part, by lower gross margins. This increase in net income combined with a 22-percent decrease in average shares outstanding resulted in per-share earnings of 60 cents for the second quarter compared with 41 cents for the same period of 1998, an increase of 46 percent. Net income for the first six months of 1999 increased 17 percent to $2.3 million (43 cents per share), compared with $1.9 million (29 cents per share) for the same period of 1998. The increase in six-month earnings resulted from higher sales, a slightly lower operating expense ratio, and gains from sale of properties. These factors were offset, in part, by lower gross margins.

         Sales totaled $117.4 million for fiscal second-quarter 1999, an increase of 4 percent from fiscal second-quarter 1998 sales of $112.9 million. The second quarter of 1999 includes sales of $22.5 million from Central Michigan Lumber Company (CML), which was acquired at the start of the third quarter of 1998. The second quarter of 1998 includes sales of $26.1 million from seven stores closed in late 1998 and six stores sold in January 1999. Sales for comparable stores increased 12 percent in the second quarter of 1999. Higher selling prices for lumber and structural-panel products in fiscal second-quarter 1999 compared with 1998 accounted for approximately 20 percent of the improvement in comparable-store sales. Sales for the six-month period ended June 26, 1999 were $190.6 million, a 2-percent increase from the corresponding period a year earlier. The combination of a 9-percent increase in comparable-store sales and the sales contribution made by CML, offset the absence of first half 1998 sales from the 13 stores closed or sold.

         The sales mix for fiscal second-quarter 1999 was 60 percent contractor-builder sales and 40 percent project-consumer sales compared with a 63/37 mix for fiscal second-quarter 1998. For the six-month period, contractor sales accounted for 65 percent of total sales in both years.

         Gross margins in second-quarter 1999 were 150 basis points lower, compared with 1998's second quarter. The lower gross margins reflect, to some extent, the transition the Company is making to concentrate on more project selling and builder and remodeler sales with less emphasis on general-home improvement merchandise. In addition, the Company has been unable to fully pass cost increases for lumber, plywood and structural panels to the customer. Gross margins for the six-month period ended June 26, 1999 were 110 basis points lower compared with the corresponding period a year earlier.

         The total operating expense factor was 19.0 percent for fiscal second-quarter 1999 versus 20.5 percent for fiscal second-quarter 1998. For the 1999 six-month period, the operating expense ratio was
         22.3 percent compared with 22.7 percent for the same period of 1998.

         Gains from the sale of properties totaled $600,000 in fiscal second-quarter 1999, compared with $200,000 for second-quarter 1998. For the 1999 six-month period, gains from property sales totaled $1.7 million compared with $400,000 in the first half of 1998.

         The effective income tax rate (federal and state) for the second quarter and the six-month period of 1999 was 39.6 percent, compared with 39.9 and 39.8 percent, respectively, for the corresponding periods of 1998.

         Financial Condition

         At June 26, 1999, the Company's balance sheet remained strong. Net working capital at June 26, 1999, totaled $48.2 million, compared with $53.2 million at Dec. 26, 1998. The current ratio at June 26, 1999, was 2.0 to 1, compared with 2.3 to 1 at Dec. 26, 1998.

         Cash and cash equivalents were $.6 million at June 26, 1999, compared with $3.2 million at Dec. 26, 1998. The liquidity ratio at June 26, 1999, was .01 to 1, compared with .08 to 1 at Dec. 26, 1998. Cash and cash equivalents decreased $2.6 million during the first half of 1999. Sources of cash in the first half of 1999 included approximately $10 million from the sale of inventory, trade receivables and equipment related to six stores sold to Stock Lumber and $3.9 million from the sale of other properties. Uses of cash in the first half of 1999 included $2.4 million used in operating activities, $4 million for additions to properties, $5.5 million for reduction of borrowings and $3.7 million was used to purchase 287,000 shares of the Company's common stock at an average price of $12.77 per share.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs. There was $500,000 of short-term borrowings outstanding at the end of fiscal second-quarter 1999. Unused lines of credit totaled $49.5 million at June 26, 1999.

         Invested capital (long-term debt and shareowners' equity) was equal to 69% of total assets at June 26, 1999, compared with 73% at fiscal year-end 1998. At June 26, 1999, the total debt-to-asset ratio was .08, versus .11 at fiscal year-end 1998 and the ratio of equity to total assets was .61:1 versus .63:1 at fiscal year-end 1998.


         YEAR 2000

         As is more fully described in the Company's annual report on Form 10-K for the fiscal year ended December 26, 1998, the Company's Year 2000 compliance program is progressing as planned. The Company is on schedule to have all corporate financial systems including inventory replenishment Year 2000 compliant by December 31, 1999. The Company is in the process of changing its store point-of-sale system to a new system which is Year 2000 compliant. The Company began to install the new point-of-sale system in stores during the first quarter of 1999 and plans to have the final installation complete by early November 1999.

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

         The total cost of the Company's Year 2000 compliance program is estimated at $800,000 of which $760,000 has been paid. The costs of the program are being funded through operating cash flows.

         Outlook

         The Company's strategic focus continues to be on gaining market share and developing industry-leading managers and salespeople. The Company is committed to improving consumer sales with strategies to increase sales of kitchens and baths, decks, sheds, garages, pole barns and major remodeling projects. The Company continues to provide more value-added services to improve market share of contractor business. A structural-wall-panel manufacturing facility to service the Dayton, Ohio market is under construction and should be operational in the fourth quarter of 1999.

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

PART II -- OTHER INFORMATION

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during April 1999:

         (a) A meeting was held on April 29, 1999 and was an Annual Meeting.

         (b) Not Applicable

         (c) At such meeting the following nominees for election as directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The votes cast with respect to each nominee for director are as follows:

                                                   Votes to Withhold
                              Votes for            Authority to Vote
Nominee                        Nominee              for the Nominee
-------                        -------              ---------------
Hugo E. Braun, Jr.            4,958,792                 26,129
James L. Wolohan              4,958,695                 26,226
Leo B. Corwin                 4,958,968                 25,953
Lee A. Shobe                  4,958,968                 25,953
Charles R. Weeks              4,959,034                 25,887

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




                                                WOLOHAN LUMBER CO.
                                          -------------------------------
                                          Registrant




Date:  August 9, 1999                     David G. Honaman
     -----------------                    --------------------------------
                                          David G. Honaman
                                          Vice President - Administration
                                          and Chief Financial Officer


Date:  August 9, 1999                     Edward J. Dean
     -----------------                    --------------------------------
                                          Edward J. Dean,
                                          Corporate Controller
                                          (Principal Accounting Officer)