Form 10-Q
period 1999-09-25
WOLOHAN LUMBER CO
filed 1999-11-09
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                September 25, 1999
                      -------------------------------------------------------



|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to _____________________


Commission file number                          0-6169
                         ___________________________________________________

                              WOLOHAN LUMBER CO.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Michigan                                     38-1746752
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)


                  1740 Midland Road, Saginaw, Michigan 48603
----------------------------------------------------------------------------
                   (Address of principal executive offices)


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

Common stock, $1 par value --  5,106,077 shares as of October 23, 1999.



PART I -- FINANCIAL INFORMATION
ITEM 1.    FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                       Sept. 25,     DEC. 26,
                                                         1999          1998
                                                       ---------     --------
                                                      (Unaudited)     (Note)
ASSETS
CURRENT ASSETS
           Cash and cash equivalents                    $    118    $  3,166
           Trade receivables, net                         38,470      41,687
           Builder Finance Program receivables             6,786       3,296
           Inventories - at average cost                  57,458      53,038
           Reduction to LIFO cost                        (12,583)    (12,135)
                                                        --------    --------
           Inventories at the lower of
             LIFO cost or market                          44,875      40,903
           Other current accounts                          4,329       5,899
                                                        --------    --------
TOTAL CURRENT ASSETS                                      94,578      94,951

NET PROPERTIES                                            46,116      44,439
OTHER ASSETS                                              13,344      18,121
                                                        --------    --------
TOTAL ASSETS                                            $154,038    $157,511
                                                        ========    ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
           Trade accounts payable                       $ 19,317    $ 20,123
           Employee compensation and accrued expenses     16,187      15,867
           Short-term debt                                 2,000       2,000
           Current portion of long-term debt               4,200       3,759
                                                        --------    --------
TOTAL CURRENT LIABILITIES                                 41,704      41,749

LONG-TERM DEBT, net of current portion                    12,627      17,091
                                                        --------    --------
TOTAL LIABILITIES                                         54,331      58,840

SHAREOWNERS' EQUITY
           Common stock                                    5,252       5,548
           Additional capital                              3,251       6,694
           Retained earnings                              91,204      86,429
                                                        --------    --------
TOTAL SHAREOWNERS' EQUITY                                 99,707      98,671
                                                        --------    --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY               $154,038    $157,511
                                                        ========    ========

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

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                             THREE MONTHS ENDED
                                            ---------------------
                                            SEPT 25,     SEPT 26,
                                              1999         1998
                                            -------      --------
NET SALES                                  $ 118,727     $ 143,117
Cost of sales                                 91,713       111,439
                                           ---------     ---------
Gross profit                                  27,014        31,678
Other operating income                         1,022           914
                                           ---------     ---------
Total operating income                        28,036        32,592
OPERATING EXPENSES:
Selling, general and administrative           21,114        25,046
Depreciation and amortization                  1,798         2,111
                                           ---------     ---------
Total operating expenses                      22,912        27,157
                                           ---------     ---------

INCOME FROM OPERATIONS                         5,124         5,435
OTHER INCOME (EXPENSES):
Interest expense                                (365)         (477)
Interest income                                   82            52
Gain on sale of properties                     1,050            32
                                           ---------     ---------
Other income (expenses), net                     767          (393)
                                           ---------     ---------

INCOME BEFORE INCOME TAXES                     5,891         5,042
Income taxes                                   2,283         1,967
                                           ---------     ---------
NET INCOME                                 $   3,608     $   3,075
                                           =========     =========

Average shares outstanding                     5,269         6,502

Net income per share, basic                $     .68     $     .46
Net income per share, assuming dilution    $     .67     $     .46

Dividends per share                        $     .07     $     .07




See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                              NINE MONTHS ENDED
                                            ----------------------
                                            SEPT 25,      SEPT 26,
                                              1999          1998
                                            -------       --------
NET SALES                                  $ 309,289     $ 329,168
Cost of sales                                238,776       253,109
                                           ---------     ---------
Gross profit                                  70,513        76,059
Other operating income                         2,707         1,957
                                           ---------     ---------
Total operating income                        73,220        78,016
OPERATING EXPENSES:
Selling, general and administrative           60,032        63,156
Depreciation and amortization                  5,296         6,209
                                           ---------     ---------
Total operating expenses                      65,328        69,365
                                           ---------     ---------

INCOME FROM OPERATIONS                         7,892         8,651
OTHER INCOME (EXPENSES):
Interest expense                              (1,160)       (1,422)
Interest income                                  220           604
Gain on sale of properties                     2,716           441
                                           ---------     ---------
Other income (expenses), net                   1,776          (377)
                                           ---------     ---------

INCOME BEFORE INCOME TAXES                     9,668         8,274
Income taxes                                   3,777         3,253
                                           ---------     ---------
NET INCOME                                 $   5,891     $   5,021
                                           =========     =========

Average shares outstanding                     5,331         6,708

Net income per share, basic                $    1.11     $     .75
Net income per share, assuming dilution    $    1.09     $     .74

Dividends per share                        $     .21     $     .21




See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)

                                   COMMON STOCK                           TOTAL
                                  ---------------  ADDITIONAL  RETAINED SHAREOWNERS'
                                  SHARES   AMOUNT    CAPITAL   EARNINGS    EQUITY
                                  ------   ------    -------   -------- ------------
Balances at December 26, 1998     5,548    $5,548    $ 6,694    $86,429    $98,671
Net loss                                                           (932)      (932)
Cash dividends--$.07 per share                                     (375)      (375)
Shares repurchased and retired     (218)     (218)    (2,600)               (2,818)
Shares issued under Long-Term
    Incentive Plan                   19        19        271                   290
                                  -----    ------    -------    -------    -------
Balances at March 27, 1999        5,349     5,349      4,365     85,122     94,836
Net income                                                        3,215      3,215
Cash dividends--$.07 per share                                     (370)      (370)
Shares repurchased and retired      (69)      (69)      (784)                 (853)
Shares issued under Long-Term
    Incentive Plan                    3         3         36                    39
                                  -----    ------    -------    -------    -------
Balances at June 26, 1999         5,283     5,283      3,617     87,967     96,867
Net income                                                        3,608      3,608
Cash dividends -- $.07 per share                                   (371)      (371)
Shares repurchased and retired      (31)      (31)      (366)                 (397)
                                  -----    ------    -------    -------    -------
Balances at Sept. 25, 1999        5,252    $5,252    $ 3,251    $91,204    $99,707
                                  =====    ======    =======    =======    =======


WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)


                                                          NINE MONTHS ENDED
                                                        ----------------------
                                                        SEPT 26,      SEPT 27,
                                                         1999           1998
                                                        -------       --------
OPERATING ACTIVITIES
Net income                                              $  5,891    $  5,021
Adjustments to reconcile net income to
  cash used in operating activities:
      Depreciation                                         5,090       6,209
      Amortization                                           206          66
      Provision for losses on accounts receivable            149         749
      Gain on sale of properties                          (2,716)       (440)
      Changes in operating assets & liabilities net
        of effects of  sale of stores to Stock Lumber
         Accounts receivable                              (2,778)    (15,601)
         Builder Finance Program receivables              (3,490)     (2,449)
         Other assets                                      1,527      (2,416)
         Inventories                                      (8,021)     (9,470)
         Accounts payable & accrued expenses                (100)     12,920
                                                        --------    --------

NET CASH USED IN OPERATING ACTIVITIES                     (4,242)     (5,411)

INVESTING ACTIVITIES
Additions to properties                                   (6,336)     (8,002)
Proceeds from sale of stores to Stock Lumber               9,956        --
Proceeds from the sale of properties                       6,781         193
                                                        --------    --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       10,401      (7,809)

FINANCING ACTIVITIES
Net short-term borrowings                                              7,000
Payments on long-term debt                                (4,023)     (1,785)
Repurchase of common stock                                (4,068)     (1,410)
Dividends paid                                            (1,116)    (12,296)
                                                        --------    --------

NET CASH USED IN FINANCING ACTIVITIES                     (9,207)     (8,491)
                                                        --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                     (3,048)    (21,711)

Cash and cash equivalents at beginning of period           3,166      25,333
                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    118    $  3,622
                                                        ========    ========


See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 25, 1999

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

           The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months and nine months ended September 25, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 25, 1999.

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

           Results Of Operations

           Net income was $3.6 million for fiscal third-quarter 1999, compared with $3.1 million for the third quarter of 1998, an increase of 17 percent. The increase in net income was primarily from gains on the sale of properties. This increase in net income combined with a 19-percent decrease in average shares outstanding resulted in per-share earnings of 68 cents for the third quarter compared with 46 cents for the same period of 1998, an increase of 48 percent. Net income for the first nine months of 1999 also increased 17 percent to $5.9 million ($1.11 per share), compared with $5 million (75 cents per share) for the same period of 1998. The increase in nine-month earnings resulted primarily from gains on the sale of properties and the increase in earnings per share resulted from the reduced number of shares outstanding.

           Sales totaled $118.7 million for fiscal third-quarter 1999, a decrease of 17 percent from fiscal third-quarter 1998 sales of $143.1 million. The third quarter of 1998 includes sales of $26.3 million from seven stores closed in late 1998 and six stores sold in January 1999. Sales for comparable stores increased 1 percent in the third quarter of 1999. Sales were positively impacted by approximately 20 percent higher selling prices for lumber and structural-panel products in fiscal third-quarter 1999 compared with 1998. Sales for the nine-month period ended September 25, 1999 were $309.3 million, a 6-percent decrease from the corresponding period a year earlier. The absence of sales from the 13 closed or sold stores offset a 7-percent increase in comparable-store sales for the nine-period of 1999. The higher selling prices for lumber and structural-panel products accounted for approximately 45 percent of the increase in comparable-store sales for the nine-month period.

           The sales mix for fiscal third-quarter 1999 was 60 percent contractor-builder sales and 40 percent project-consumer sales compared with a 61/39 mix for fiscal third-quarter 1998. For the nine-month period, contractor sales accounted for approximately 63 percent of total sales in both years.

           Gross margins in third-quarter 1999 were 70 basis points higher, compared with 1998's third quarter. The third quarter 1998 gross margin was negatively impacted (approximately 50 basis points) by a writedown to net realizable value of slow-moving inventory. Gross margins for the nine-month period ended September 25, 1999 were 30 basis points lower compared with the corresponding period a year earlier.

           The total operating expense factor was 19.3 percent for fiscal third-quarter 1999 versus 19.0 percent for fiscal third-quarter 1998. For the 1999 nine-month period, the operating expense ratio was 21.1 percent for both years.

           Gains from the sale of properties totaled $1,050,000 in fiscal third-quarter 1999, compared with $32,000 for third-quarter 1998. For the 1999 nine-month period, gains from property sales totaled $2.7 million compared with $441,000 for the same period of 1998. The increase over 1998 reflects the Company's efforts to sell real estate related to stores closed.

           The effective income tax rate (federal and state) for the third quarter and the nine-month period of 1999 was 38.8 and 39.1 percent, respectively, compared with 39.0 and 39.3 percent, respectively, for the corresponding periods of 1998.

           Financial Condition

           At September 25, 1999, the Company's balance sheet remained strong. Net working capital at September 25, 1999, totaled $52.9 million, compared with $53.2 million at December 26, 1998. The current ratio at September 25, 1999, was 2.3 to 1, the same as fiscal year-end 1998.


           Cash and cash equivalents were $.1 million at September 25, 1999, compared with $3.2 million at December 26, 1998. Cash and cash equivalents decreased $3 million during the first nine months of 1999. Sources of cash in the first nine months of 1999 included approximately $10 million from the sale of inventory, trade receivables and equipment related to six stores sold to Stock Lumber and $6.8 million from the sale of other properties. Uses of cash in the first nine months of 1999 included $4.2 million used in operating activities, $6.3 million for additions to properties, $4 million for reduction of borrowings and $4.1 million used to repurchase 321,000 shares of the Company's common stock at an average of $12.79 per share.

           The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs. There was $2 million of short-term borrowings outstanding at the end of fiscal third-quarter 1999. Unused lines of credit totaled $48 million at September 25, 1999.

           Invested capital (long-term debt and shareowners' equity) was equal to 73% of total assets at September 25, 1999, the same as fiscal year-end 1998. At September 25, 1999, the total debt-to-asset ratio was .08, versus .11 at fiscal year-end 1998 and the ratio of equity to total assets was .65:1 versus .63:1 at fiscal year-end 1998.


           YEAR 2000

           As is more fully described in the Company's annual report on Form 10-K for the fiscal year ended December 26, 1998, the Company's Year 2000 compliance program is progressing as planned. The Company is on schedule to have all corporate financial systems including inventory replenishment Year 2000 compliant by December 31, 1999. The Company is in the process of changing its store point-of-sale system to a new system which is Year 2000 compliant. The Company is on schedule to have the final installation complete by early November 1999.

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

           The total cost of the Company's Year 2000 compliance program is estimated at $800,000 of which $788,000 has been paid. The costs of the program are being funded through operating cash flows.

           Outlook

           The Company is realigning its operations into two operating divisions in preparation for accelerated growth. The two divisions comprise a core group of high-performing, contractor-focused Wolohan stores and a CML Division targeting retail project sales and sales to professional homebuilders. CML is the operating name of Central Michigan Lumber, acquired by the Company in 1998. Up to 27 stores currently operating under the Wolohan Lumber name are expected to be converted to the CML business model over the next several years.

           The Company has undertaken an internal management realignment to support this new operating strategy. David Honaman, Vice President and Chief Financial Officer, has been promoted to Senior Vice President and Chief Financial Officer for the Company and has also assumed the additional role of President of the Wolohan Division. Dan Rogers, President of Central Michigan Lumber since 1998, will continue as President of the CML Division following the realignment. In addition, Mr. Rogers has been promoted to Senior Vice President and General Merchandise Manager for Wolohan Lumber Co. and will assume marketing and purchasing responsibility for both divisions. Mr. Honaman, in his new capacity as President of the Wolohan Division, and Mr. Rogers report to Executive Vice President and Chief Operating Officer John Sieggreen. In his capacity as CFO, Mr. Honaman will continue reporting to the CEO, James Wolohan.

           Curt LeMaster, formerly Vice President of Purchasing, Marketing and Systems, has been promoted to Senior Vice President and Chief Information Officer. Mr. LeMaster is spearheading the rollout of a new point-of-sale operating system. He will also lead the Company's foray into electronic commerce and other internet applications. LeMaster will report to the CEO.

           The creation of these two operating divisions and the corresponding executive management assignments better position the Company to accelerate its growth in the coming years. The new structure will also allow the Company to more rapidly absorb acquisitions, a key part of the Company's planned growth strategy.


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




                                                WOLOHAN LUMBER CO.
                                        -------------------------------------
                                        Registrant




Date:    November 8, 1999               David G. Honaman
       --------------------------       -------------------------------------
                                        David G. Honaman
                                        Vice President - Administration
                                        and Chief Financial Officer


Date:    November  8, 1999              Edward J. Dean
       --------------------------       -------------------------------------
                                        Edward J. Dean,
                                        Corporate Controller
                                        (Principal Accounting Officer)