Form 10-Q/A
period 1999-09-25
WOLOHAN LUMBER CO
filed 1999-11-12
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A



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
                                  =====    ======    =======    =======    =======


WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)


                                                          NINE MONTHS ENDED
                                                        ----------------------
                                                        SEPT 26,      SEPT 27,
                                                         1999           1998
                                                        -------       --------
OPERATING ACTIVITIES
Net income                                              $  5,891    $  5,021
Adjustments to reconcile net income to
  cash used in operating activities:
      Depreciation                                         5,090       6,209
      Amortization                                           206          66
      Provision for losses on accounts receivable            149         749
      Gain on sale of properties                          (2,716)       (440)
      Changes in operating assets & liabilities net
        of effects of  sale of stores to Stock Lumber
         Accounts receivable                              (2,778)    (15,601)
         Builder Finance Program receivables              (3,490)     (2,449)
         Other assets                                      1,527      (2,416)
         Inventories                                      (8,021)     (9,470)
         Accounts payable & accrued expenses                (100)     12,920
                                                        --------    --------

NET CASH USED IN OPERATING ACTIVITIES                     (4,242)     (5,411)

INVESTING ACTIVITIES
Additions to properties                                   (6,336)     (8,002)
Proceeds from sale of stores to Stock Lumber               9,956        --
Proceeds from the sale of properties                       6,781         193
                                                        --------    --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       10,401      (7,809)

FINANCING ACTIVITIES
Net short-term borrowings                                              7,000
Payments on long-term debt                                (4,023)     (1,785)
Repurchase of common stock                                (4,068)    (12,296)
Dividends paid                                            (1,116)     (1,410)
                                                        --------    --------

NET CASH USED IN FINANCING ACTIVITIES                     (9,207)     (8,491)
                                                        --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                     (3,048)    (21,711)

Cash and cash equivalents at beginning of period           3,166      25,333
                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    118    $  3,622
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