Form 10-K
period 1999-12-25
WOLOHAN LUMBER CO
filed 2000-03-23
CIK 108079

=============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------

                                  FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 25, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 1, 2000, 4,953,836 shares of Common Stock of the registrant were outstanding and the aggregate market value of the shares of Common Stock held by non-affiliates (including certain officers and non-officer directors) of the registrant was approximately $39,000,000.

                     Documents Incorporated by Reference

Portions of the Annual Report of the registrant to its shareholders for the year ended December 25, 1999 are incorporated by reference into Part II.

Portions of the definitive Proxy Statement of the registrant, dated March 30, 2000, filed pursuant to Regulation 14A are incorporated by reference into
Part III.

=============================================================================


                                    PART I

Item 1. Business.

        Wolohan Lumber Co. (the "registrant") is engaged in the retail sale of a full-line of lumber and building materials and related products, through a chain of 48 building supply stores located in Illinois, Indiana, Kentucky, Michigan and Ohio.

        During 1999 the registrant restructured its stores into two divisions comprised of the contractor-focused Wolohan division and the CML division targeting retail project sales and sales to professional homebuilders. CML is the operating name of Central Michigan Lumber acquired by the registrant in 1998.

        The registrant sells to contractor builders and remodelers and to the "do-it-yourself" market consisting principally of homeowners. These customer types accounted for approximately 64% and 36%, respectively, of the registrant's sales for 1999.

        The registrant sells more than 27,000 different products which are purchased from approximately 1,500 suppliers. No supplier accounts for more than 4% of total purchases. The registrant purchases lumber products primarily from lumber and plywood mills and more than half of all other merchandise from original producers or manufacturers.

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

        The registrant had approximately 1,390 full-time employees at December 25, 1999.

        To the best of the registrant's knowledge, it is complying with all federal, state and local environmental protection provisions.


Item 2. Properties.

        The administrative offices of the registrant are located in a 28,000-square-foot, two-story brick face building situated on three acres of land owned by the registrant in Saginaw, Michigan.

        As of March 1, 2000, the registrant operated 48 building supply stores in the states of Illinois, Indiana, Kentucky, Michigan and Ohio. The showroom selling space in the stores averages 23,000 square feet. In addition, total warehouse and storage space (under roof) ranges in size from 6,000 square feet to 66,000 square feet (average of 26,000 square feet).

        All of the building supply stores are owned in fee by the registrant with the exception of three leased stores.

        The registrant believes that all of its building supply stores and the display, warehouse and storage facilities and equipment located thereon are well maintained and adequate for the purpose for which they are used. A fleet of approximately 280 trucks is owned by the registrant for the delivery of its retail merchandise.


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



Executive Officers of the Registrant


The executive officers of the registrant are as follows:

                                                                           Has Served
                                                                          In Position
    Name                                  Position                           Since       Age
--------------------    ---------------------------------------------     -----------     ---

James L. Wolohan                   Chairman of the Board,                     1994        48
                                       President and                          1986
                                  Chief Executive Officer                     1987

John A. Sieggreen               Executive Vice President and                  1999        37
                                  Chief Operating Officer

David G. Honaman         Senior Vice President and President of the           1999        48
                                     Wolohan Division,
                                    Secretary and Chief                       1995
                                     Financial Officer

Curtis J. LeMaster      Senior Vice President and Chief Information           1999        50
                                          Officer

Dan P. Rogers            Senior Vice President--General Merchandise           1999        49
                         Manager and President of the CML Division

Edward J. Dean                      Corporate Controller                      1984        49

James R. Krapohl                       Treasurer and                          1978        54
                                    Assistant Secretary


Officers of the registrant are elected each year in April at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

All of the officers of the registrant named above have held various positions with the registrant for more than five years, with the exception of John A. Sieggreen and Dan P. Rogers. Mr. Sieggreen served as Marketing Director of the registrant until he resigned in February 1994. Thereafter, he was employed by BMC West until April 1997 when he rejoined the registrant as Vice President--Operations. Mr. Rogers served as Vice President--Merchandising of Central Michigan Lumber Company prior to its acquisition by the registrant in June 1998. Thereafter he served as President of Central Michigan Lumber until elected to his current position in 1999.

                                   PART II


Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters.

        The information set forth under the caption "Common Stock Data" on page 4 of the 1999 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 6. Selected Financial Data.

        The five year selected financial data set forth under the caption "Five Year Performance" on page 6 of the 1999 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth on pages 7, 8 and 9 of the 1999 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable


Item 8.  Financial Statements and Supplementary Data.

        The report of management, report of independent auditors, and financial statements included on pages 10 through 20 of the 1999 Annual Report of the registrant to its shareholders, are incorporated herein by reference.

        The information set forth under the caption "Quarterly Summaries" on page 4 of the 1999 Annual Report of the registrant to its shareholders, is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None



                                   PART III


Item 10. Directors and Executive Officers of the Registrant.

        The information set forth under the caption "Information About Nominees As Directors" on pages 4 and 5 of the definitive Proxy Statement of the registrant, dated March 30, 2000, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference for information as to directors of the registrant.

        Reference is made to Part I of this Report for information as to executive officers of the registrant.


Item 11. Executive Compensation.

        The information set forth under the captions "Compensation Committee Report" on pages 5, 6 and 7 and "Executive Compensation" on pages 7, 8 and 9 of the definitive Proxy Statement of the registrant, dated March 30, 2000, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


Item 12. Security ownership of Certain Beneficial Owners and Management.

        The information set forth under the caption "Security Ownership" on pages 2 and 3 of the definitive Proxy Statement of the registrant, dated March 30, 2000, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


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



                Exhibit (13)        Annual Report of registrant to its
                                    shareholders for the year ended
                                    December 25, 1999

                Exhibit (21)        Subsidiaries of the registrant

                Exhibit (23)        Consent of Independent Auditors


        (b) Reports on Form 8-K filed in the fourth quarter of 1999.

            None


        (c) Exhibits -- The response to this portion of item 14 is submitted as a separate section of this report.


        (d) Financial Statement Schedules -- The response to this portion of
            Item 14 is submitted as a separate section of this report.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

                        WOLOHAN LUMBER CO.


                        By   /s/ James L. Wolohan
                             -----------------------------------------------
                             James L. Wolohan
                             Chairman of the Board, President and Chief
                             Executive Officer (Principal Executive Officer)

                        By   /s/ David G. Honaman
                             -----------------------------------------------
                             David G. Honaman
                             Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

                        By   /s/ Edward J. Dean
                             -----------------------------------------------
                             Edward J. Dean
                             Corporate Controller (Principal Accounting
                             Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.

Signature                  Title         Signature                  Title
---------                  -----         ---------                  -----

/s/ Hugo E. Braun, Jr.     Director      /s/ John A. Sieggreen     Director
----------------------                   ---------------------
   Hugo E. Braun, Jr.                       John A. Sieggreen

/s/ Leo B. Corwin          Director      /s/ Charles R. Weeks      Director
----------------------                   ---------------------
    Leo B. Corwin                            Charles R. Weeks

/s/ Lee A. Shobe           Director      /s/ James L. Wolohan      Director
----------------------                   ---------------------
    Lee A. Shobe                             James L. Wolohan



                          ANNUAL REPORT ON FORM 10-K


                     Item 14 (a) (1) and (2), (c) and (d)


       Lists of Financial Statements and Financial Statement Schedules


                               Certain Exhibits


                       Financial Statement Schedules


                         Year-Ended December 25, 1999


                              WOLOHAN LUMBER CO.


                              SAGINAW, MICHIGAN




FORM 10-K -- Item 14 (a) (1) and (2)


WOLOHAN LUMBER CO.


List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements, included in the 1999 Annual Report of the registrant to its shareholders for the year ended December 25, 1999, are incorporated by reference in Item 8:

        Consolidated Balance sheets -- December 25, 1999 and December 26,
        1998.

        Consolidated Statements of income -- Years ended December 25, 1999, December 26, 1998 and December 27, 1997.

        Consolidated Statements of shareowners' equity -- Years ended December 25, 1999, December 26, 1998 and December 27, 1997.

        Consolidated Statements of cash flows -- Years ended December 25, 1999, December 26, 1998 and December 27, 1999.

        Notes to consolidated financial statements as of and for the three years in the period ended December 25, 1999.


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

                                                                   Page Number
                                                                    Sequential
Exhibit                                                              Numbering
Number                                                                  System
-------                                                            -----------

Exhibit  (3)  (a)    *Articles of Incorporation (1)

Exhibit  (3)  (b)    ***Amendment to Articles of Incorpora-
                     tion (3)(a)

Exhibit  (3)  (c)    *****Amendment to Articles of Incorpora-
                     tion (6)(a)(1)

Exhibit  (3)  (d)    ****By-laws (3)(c)

Exhibit  (4)  (a)    ***Note Agreement dated as of May 1, 1987,
                     between registrant and Massachusetts Mutual
                     Life Insurance Company (4)

Exhibit  (4)  (b)    *******Note Agreement dated as of
                     January 15, 1992 between registrant and
                     Principal Mutual Life Insurance Company

Exhibit  (10) (a)    ******1991 Long-Term Incentive Plan of
                     Wolohan Lumber Co. (6)(a)(1)

Exhibit  (10) (b)    ********Stock Option Plan for Non-Employee
                     Directors

Exhibit  (13)        Annual Report of registrant to its                  13-36

                     shareholders for the year ended

                     December 25, 1999

Exhibit  (21)        Subsidiaries of the registrant                         37

Exhibit  (23)        Consent of Independent Auditors                        38