Form 10-Q
period 2000-03-25
WOLOHAN LUMBER CO
filed 2000-05-09
CIK 108079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



|X|    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

For the quarter ended                March 25, 2000
                      --------------------------------------------



|_|    Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from                      to
                               -------------------       -------------------

Commission file number                0-6169
                       ------------------------------------


                              WOLOHAN LUMBER CO.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Michigan                                     38-1746752
------------------------------------             ----------------------------
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

Common stock, $1 par value -- 4,833,847 shares as of April 30, 2000.







PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                            MAR. 25,     DEC. 25,
                                                              2000        1999
                                                           ---------    ---------
                                                          (Unaudited)    (Note)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                         $   1,144    $   3,217
         Trade receivables, net                               28,703       33,741
         Builder Finance Program receivables                   4,602        5,220
         Inventories - at average cost                        50,393       48,796
         Reduction to LIFO cost                              (13,023)     (12,943)
                                                           ---------    ---------
         Inventories at the lower of LIFO cost or market      37,370       35,853
         Other current accounts                                7,570        5,385
                                                           ---------    ---------
TOTAL CURRENT ASSETS                                          79,389       83,416

NET PROPERTIES                                                42,534       43,344
OTHER ASSETS                                                  12,916       13,886
                                                           ---------    ---------
TOTAL ASSETS                                               $ 134,839    $ 140,646
                                                           =========    =========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
         Trade accounts payable                            $  15,080    $  12,467
         Employee compensation and accrued expenses           11,810       14,458
         Short-term bank borrowings                            1,000         --
         Current portion of long-term debt                     2,211        4,189
                                                           ---------    ---------
TOTAL CURRENT LIABILITIES                                     30,101       31,114

LONG-TERM DEBT, less current portion                          10,480       12,593
                                                           ---------    ---------
TOTAL LIABILITIES                                             40,581       43,707

SHAREOWNERS' EQUITY
         Common stock                                          4,938        5,031
         Additional capital                                     --            673
         Retained earnings                                    89,320       91,235
                                                           ---------    ---------
TOTAL SHAREOWNERS' EQUITY                                     94,258       96,939
                                                           ---------    ---------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                  $ 134,839    $ 140,646
                                                           =========    =========

Note: The consolidated balance sheet at December 25, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                          THREE MONTHS ENDED
                                          ------------------
                                         MAR. 25,    MAR. 27,
                                          2000        1999
                                        --------    --------

NET SALES                               $ 66,834    $ 73,148
Cost of sales                             51,032      56,128
                                        --------    --------
Gross profit                              15,802      17,020
Other operating income                       643         721
                                        --------    --------
Total operating income                    16,445      17,741
OPERATING EXPENSES:
Selling, general and administrative       16,378      18,312
Store closing costs                          445        --
Depreciation and amortization              1,837       1,741
                                        --------    --------
Total operating expenses                  18,660      20,053
                                        --------    --------

LOSS FROM OPERATIONS                      (2,215)     (2,312)
OTHER INCOME (EXPENSES):
Interest expense                            (266)       (425)
Interest income                               95          82
Gain on sale of properties                   393       1,107
                                        --------    --------
Other income, net                            222         764
                                        --------    --------

LOSS BEFORE INCOME TAXES                  (1,993)     (1,548)
Income tax credit                            787         616
                                        --------    --------
NET LOSS                                $ (1,206)   $   (932)
                                        ========    ========

Average shares outstanding                 4,981       5,423

Net loss per share, basic               $   (.24)   $   (.17)
Net loss per share, assuming dilution   $   (.24)   $   (.17)

Dividends per share                     $    .07    $    .07



See notes to condensed consolidated financial statements.


WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)


                                    COMMON SHARES                                 TOTAL
                                    -------------      ADDITIONAL    RETAINED  SHAREOWNERS'
                                  SHARES      AMOUNT     CAPITAL     EARNINGS     EQUITY
                                  ------      ------     -------     --------     ------
Balances at December 25, 1999       5,031    $  5,031    $    673    $ 91,235    $ 96,939
Net loss                                                               (1,206)     (1,206)
Cash dividends--$.07 per share                                           (347)       (347)
Shares issued under Long-Term
    Incentive Plan                     10          10         129                     139
Shares purchased and retired         (103)       (103)       (802)       (362)     (1,267)
                                 --------    --------    --------    --------    --------

Balances at March 25, 2000          4,938    $  4,938    $      0    $ 89,320    $ 94,258
                                 ========    ========    ========    ========    ========

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                        MAR. 25,    MAR. 27,
                                                          2000        1999
                                                        --------    --------
Operating Activities
Net loss                                                $ (1,206)   $   (932)
Adjustments to reconcile net loss to
  cash provided by (used in) operating activities:
          Depreciation                                     1,762       1,673
          Amortization                                        75          68
          Provision for losses on accounts receivable         27          20
          Gain on sale of properties                        (393)     (1,107)
          Changes in operating assets & liabilities
          net of effects of  sale of stores to
          Stock Lumber in 1999
              Accounts receivable                          5,011       7,711
              Builder Finance Program receivables            618      (1,414)
              Other assets                                (1,766)       (655)
              Inventories                                 (1,517)     (5,993)
              Accounts payable & accrued expenses            105      (4,449)
                                                        --------    --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        2,716      (5,078)
                                                        --------    --------

INVESTING ACTIVITIES
Additions to properties                                   (1,065)     (1,216)
Proceeds from sale of stores to Stock Lumber                --         9,956
Proceeds from the sale of properties                         982       1,512
                                                        --------    --------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (83)     10,252
                                                        --------    --------

FINANCING ACTIVITIES
Net credit lines borrowings (repayments)                   1,000      (2,000)
Payments on long-term debt                                (4,092)     (1,934)
Purchase of common stock                                  (1,267)     (2,818)
Dividends paid                                              (347)       (375)
                                                        --------    --------

NET CASH USED IN FINANCING ACTIVITIES                     (4,706)     (7,127)
                                                        --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                     (2,073)     (1,953)

Cash and cash equivalents at beginning of period           3,217       3,166
                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  1,144    $  1,213
                                                        ========    ========


See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 25, 2000

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

         The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months ended March 25, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 25, 1999.

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

         Results Of Operations

         The first-quarter 2000 loss was $1.2 million (24 cents per share) compared with a loss of $932,000 (17 cents per share) for first-quarter 1999. The Company's business is subject to seasonal influences, with lower sales historically recorded in the first quarter, often resulting in a net loss.

         The 2000 first-quarter results include a pre-tax charge of $445,000 related to closing one store. Pre-tax gains from selling idle properties totaled $393,000 in first-quarter 2000 compared with $1.1 million in first-quarter 1999. Excluding these infrequently occurring items and interest and taxes, the first-quarter pre-tax loss was $1.7 million, compared with $2.2 million in 1999, an improvement of 25 percent. The improvement resulted from a 30-basis-point increase in gross margins and a 20-basis-point decrease in net operating expenses, which together combined to offset lower sales.

         Sales totaled $66.8 million for the 2000 first quarter, compared with $73.1 million for first-quarter 1999. Sales at comparable stores decreased 3 percent in the 2000 first quarter. Contractor-builder and remodeler sales accounted for approximately 70 percent of total sales in the first quarter of 2000, compared with 72 percent for the same period of 1999.

         The per-share loss for the 2000 first quarter was increased by a reduction in outstanding common shares. The Company repurchased 103,000 shares during the first quarter of 2000 and repurchased 539,000 shares during 1999. Outstanding shares were 8-percent lower compared with first-quarter 1999. This reduction in outstanding shares will have the effect of increasing earnings per share for a given level of income as the Company moves into positive income-producing months of 2000.

         Gross margins in first-quarter 2000 were 23.6 percent, compared with
         23.3 percent in 1999's first quarter.

         A key part of the Company's strategic plan is the conversion of several Wolohan Lumber stores to the Central Michigan Lumber (CML) format. The CML format is a cost-efficient model focused on project customers and large building contractors. The Company expects to convert eight stores in 2000 with the first two to be completed by early May. Costs incurred in the first quarter related to these conversions totaled approximately $70,000. The Company's operating-expense ratio, including the conversion costs, was 27.2 percent in first quarter 2000, compared with 27.4 percent in 1999's first quarter. Reductions in marketing expense and improved expense control in other areas were the primary reasons for the lower expense factor.

         The effective income tax rate (federal and state) for fiscal first-quarter 2000 was 39.5 percent, compared with 39.8 percent for fiscal first-quarter 1999.

         Financial Condition

         At March 25, 2000, the Company's balance sheet remained strong. Net working capital at March 25, 2000, totaled $49.3 million, compared with $46.2 million at March 27, 1999, and $52.3 million at Dec. 25, 1999. The current ratio at March 25, 2000, was 2.6 to 1, compared with 2.2 to 1 at March 27, 1999, and 2.7 to 1 at Dec. 25, 1999.

         Cash and cash equivalents were $1.1 million at March 25, 2000, compared with $1.2 million at March 27, 1999, and $3.2 million at Dec. 25, 1999. The liquidity ratio at March 25, 2000, was .04 to 1, compared to .03 to 1 at March 27, 1999, and .1 to 1 at Dec. 25, 1999.

         Cash and cash equivalents decreased $2.1 million during the 2000 first quarter. Operating activities provided net cash of $2.7 million in the first quarter of 2000, primarily from the seasonal reduction in accounts receivable. Investing activities in first-quarter 2000 included $1 million of proceeds from the sale of a closed facility which nearly offset $1.1 million of additions to properties. Financing activities in first-quarter 2000 used net cash of $4.7 million and included $4.1 million for payments on long-term debt, $1.2 million for the purchase of 103,000 shares of Company common stock at an average price of $12.31 per share, $.4 million for a dividend payment and net borrowings of $1 million under the Company's credit lines.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs.

         Invested capital (long-term debt and shareowners' equity) was equal to 78% of total assets at March 25, 2000, the same as fiscal year-end 1999. At March 25, 2000, the total debt-to-asset ratio was .08, versus .09 at fiscal year-end 1999 and the ratio of equity to total assets was .70:1 versus .69:1 at fiscal year-end 1999.

         In 1997, the Company began testing a Builder Finance Program as a way of improving market share and product mix of builder sales. The program started out with Wolohan Lumber being the mortgage lender and the Company utilized its working capital to fund the loans. The average mortgage loan is for a six-month period, carries a competitive interest rate and generally has a lower administrative fee for the builder when compared to a commercially-offered construction loan. A first mortgage is obtained as security for each loan. The program has grown from financing three homes in 1997 to over 100 homes in 1999. Because of the growth of the program, the Company has partnered with a financial institution to fund the needs of some Michigan builders using the Builder Finance Program. The Company continues to be the mortgage lender for the program in Ohio and Indiana. At the end of the first quarter 2000, the balance of receivables in the Builder Finance Program totaled $4.6 million, compared with $5.2 million at year-end 1999.

         Outlook

         The Company will continue to focus on improvement in both market share and profitability in the year 2000.

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

PART II -- OTHER INFORMATION

Item 4.  Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

                  The registrant filed a Form 8-K dated February 4, 2000.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                           WOLOHAN LUMBER CO.
                              ---------------------------------------------
                              Registrant




Date:    May 8, 2000          David G. Honaman
      ----------------        ---------------------------------------------
                              David G. Honaman
                              Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)


Date:    May 8, 2000          Edward J. Dean
      ----------------        ---------------------------------------------
                              Edward J. Dean,
                              Corporate Controller
                              (Principal Accounting Officer)