Form 10-Q
period 2000-06-24
WOLOHAN LUMBER CO
filed 2000-08-07
CIK 108079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended              June 24, 2000
                      -------------------------------------------



|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number                      0-6169
                       ----------------------------------------------------


                               WOLOHAN LUMBER CO.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Michigan                             38-1746752
------------------------------------            --------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)


                   1740 Midland Road, Saginaw, Michigan 48603
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (517) 793-4532
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common stock, $1 par value -- 4,690,693 shares as of July 31, 2000.

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION


WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                                     JUNE 24,           DEC. 25,
                                                                                                       2000               1999
                                                                                                       ----               ----
                                                                                                   (Unaudited)           (Note)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                              $     7,628         $    3,217
         Trade receivables, net                                                                      29,975             33,741
         Builder Finance Program receivables                                                          2,468              5,220
         Inventories - at average cost                                                               46,346             48,796
         Reduction to LIFO cost                                                                     (12,943)           (12,943)
                                                                                                -----------         ----------
         Inventories at the lower of LIFO cost or market                                             33,403             35,853
         Other current accounts                                                                       4,868              5,385
                                                                                                -----------         ----------
TOTAL CURRENT ASSETS                                                                                 78,342             83,416

NET PROPERTIES                                                                                       41,978             43,344
OTHER ASSETS                                                                                         13,755             13,886
                                                                                                -----------         ----------
TOTAL ASSETS                                                                                    $   134,075         $  140,646
                                                                                                ===========         ==========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
         Trade accounts payable                                                                 $    16,261         $   12,467
         Employee compensation and accrued expenses                                                  11,124             14,458
         Short-term bank borrowings                                                                   1,000                  -
         Current portion of long-term debt                                                            4,179              4,189
                                                                                                -----------         ----------
TOTAL CURRENT LIABILITIES                                                                            32,564             31,114

LONG-TERM DEBT, less current portion                                                                  8,478             12,593
                                                                                                -----------         ----------
TOTAL LIABILITIES                                                                                    41,042             43,707

SHAREOWNERS' EQUITY
         Common stock                                                                                 4,717              5,031
         Additional capital                                                                               -                673
         Retained earnings                                                                           88,316             91,235
                                                                                                -----------         ----------
TOTAL SHAREOWNERS' EQUITY                                                                            93,033             96,939
                                                                                                -----------         ----------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                       $   134,075         $  140,646
                                                                                                ===========         ==========



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

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)


                                                                                                          THREE MONTHS ENDED
                                                                                                 --------------------------------
                                                                                                     JUNE 24,          JUNE 26,
                                                                                                       2000              1999
                                                                                                       ----              ----
NET SALES                                                                                         $   91,019          $  117,414
Cost of sales                                                                                         69,461              90,937
                                                                                                   ---------          ----------
Gross profit                                                                                          21,558              26,477
Other operating income                                                                                   770                 920
                                                                                                   ---------          ----------
Total operating income                                                                                22,328              27,397
OPERATING EXPENSES:
Selling, general and administrative                                                                   18,075              20,596
Store closing costs                                                                                       40                   -
Depreciation and amortization                                                                          1,787               1,757
                                                                                                   ---------           ---------
Total operating expenses                                                                              19,902              22,353
                                                                                                   ---------           ---------

INCOME FROM OPERATIONS                                                                                 2,426               5,044
OTHER INCOME (EXPENSES):
Interest expense                                                                                        (262)               (370)
Interest income                                                                                          141                  92
Gain on sale of properties                                                                               112                 559
                                                                                                   ---------          ----------
Other income, net                                                                                         (9)                281
                                                                                                   ---------          ----------

INCOME BEFORE INCOME TAXES                                                                             2,417               5,325
Income taxes                                                                                             955               2,110
                                                                                                   ---------          ----------
NET INCOME                                                                                         $   1,462          $    3,215
                                                                                                   =========          ==========

Average shares outstanding                                                                             4,829               5,302

Net income per share, basic                                                                        $     .29          $      .60
Net income per share, assuming dilution                                                            $     .29          $      .59

Dividends per share                                                                                $     .07          $      .07













See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)


                                                                      SIX MONTHS ENDED
                                                                      ----------------
                                                                 JUNE 24,              JUNE 26,
                                                                   2000                  1999
                                                                   ----                  ----
NET SALES                                                      $ 157,853            $ 190,562
Cost of sales                                                    120,493              147,065
                                                               ---------            ---------
Gross profit                                                      37,360               43,497
Other operating income                                             1,414                1,647
                                                               ---------            ---------
Total operating income                                            38,774               45,144
OPERATING EXPENSES:
Selling, general and administrative                               34,453               38,916
Store closing costs                                                  485                 --
Depreciation and amortization                                      3,624                3,498
                                                               ---------            ---------
Total operating expenses                                          38,562               42,414
                                                               ---------            ---------

INCOME FROM OPERATIONS                                               212                2,730
OTHER INCOME (EXPENSES):
Interest expense                                                    (529)                (795)
Interest income                                                      236                  176
Gain on sale of properties                                           505                1,666
                                                               ---------            ---------
Other income, net                                                    212                1,047
                                                               ---------            ---------

INCOME BEFORE INCOME TAXES                                           424                3,777
Income taxes                                                         168                1,494
                                                               ---------            ---------
NET INCOME                                                     $     256            $   2,283
                                                               =========            =========

Average shares outstanding                                         4,905                5,362


Net income per share, basic                                    $     .05            $     .43
Net income per share, assuming dilution                        $     .05            $     .42

Dividends per share                                            $     .14            $     .14


















See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)


                                                   COMMON STOCK                                                      TOTAL
                                                   ------------                ADDITIONAL        RETAINED         SHAREOWNERS'
                                              SHARES           AMOUNT           CAPITAL          EARNINGS            EQUITY
                                              ------           ------           -------          --------            ------

Balances at December 26, 1999                 5,031          $  5,031          $    673          $ 91,235          $ 96,939
Net loss                                                                                           (1,206)           (1,206)
Cash dividends--$.07 per share                                                                       (347)             (347)
Shares issued under Long-Term
    Incentive Plan                               10                10               126                                 136
Shares repurchased and retired                 (103)             (103)             (799)             (362)           (1,264)
                                           --------          --------          --------          --------          --------

Balances at March 25, 2000                    4,938             4,938                 0            89,320            94,258
Net income                                                                                          1,462             1,462
Cash dividends--$.07 per share                                                                       (337)             (337)
Share issued under Long-Term
    Incentive Plan                                                                    2
                                                                                                                          2
Shares repurchased and retired                 (221)             (221)               (2)           (2,129)           (2,352)
                                           --------          --------          --------          --------          --------
Balances at June 24, 2000                     4,717          $  4,717          $      0          $ 88,316          $ 93,033
                                           ========          ========          ========          ========          ========


WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                                       SIX MONTHS ENDED
                                                                                                       ----------------
                                                                                                   JUNE 24,         JUNE 26,
                                                                                                    2000              1999
                                                                                                    ----              ----
OPERATING ACTIVITIES
Net income                                                                                       $    256          $  2,283
Adjustments to reconcile net income to
  cash provided by (used in) operating activities:
          Depreciation                                                                              3,474             3,361
          Amortization                                                                                150               137
          Provision for losses on accounts receivable                                                 277                86
          Gain on sale of properties                                                                 (505)           (1,666)
          Changes in operating assets & liabilities net of effects
          in 1999 of sale of stores to Stock Lumber
              Accounts receivable                                                                   3,489            (1,736)
              Builder Finance Program receivables                                                   2,752            (3,293)
              Other assets                                                                            262               (35)
              Inventories                                                                           2,450            (9,544)
              Accounts payable & accrued expenses                                                     598             7,977
                                                                                                 --------          --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                13,203            (2,430)

INVESTING ACTIVITIES
Additions to properties                                                                            (3,063)           (4,091)
Proceeds from sale of stores to Stock Lumber                                                         --               9,956
Proceeds from the sale of properties                                                                1,696             3,886
                                                                                                 --------          --------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                (1,367)            9,751

FINANCING ACTIVITIES
Net credit lines borrowings (repayments)                                                            1,000            (1,500)
Payments on long-term debt                                                                         (4,125)           (3,978)
Repurchase of common stock                                                                         (3,616)           (3,671)
Dividends paid                                                                                       (684)             (745)
                                                                                                 --------          --------

NET CASH USED IN FINANCING ACTIVITIES                                                              (7,425)           (9,894)
                                                                                                 --------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    4,411            (2,573)

Cash and cash equivalents at beginning of period                                                    3,217             3,166
                                                                                                 --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  7,628          $    593
                                                                                                 ========          ========



See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 24, 2000

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

         The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months and six months ended June 24, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

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

         Results Of Operations

         Net income was $1.5 million (29 cents per share) for fiscal second-quarter 2000, compared with $3.2 million (60 cents per share) for the second quarter of 1999. The earnings decline in second quarter 2000 resulted from a 22.5 percent decrease in sales which was offset, in part, by a 110 basis-point increase in the gross margin percentage and an 11-percent decline in operating expenses. Net income for the first half of 2000 totaled $256,000 (5 cents per share), compared with $2.3 million (43 cents per share) for the similar period of 1999. The 1999 first-half results included 18 cents per share from gains on the sale of properties, compared with 4 cents per share in the 2000 period.

         Sales totaled $91 million for fiscal second-quarter 2000, falling 22.5 percent from fiscal second-quarter 1999 sales of $117.4 million. Sales for comparable stores declined 19.9 percent in the second quarter of 2000 from the second quarter of 1999. Sales for the six-month period ended June 24, 2000 were $157.9 million, a 17.2-percent decrease from the corresponding period a year earlier. Sales for comparable stores declined 13.5 percent for the 2000 six-month period from the same period in 1999. The sales decline in both the second quarter and six-month period was due, in part, to an overall slowdown of housing and other construction activity for the industry in general, as well as the Company's decision to reduce or eliminate certain product categories which are inconsistent with the Company's long-term strategies.

         The sales mix for fiscal second-quarter 2000 was 60 percent contractor-builder sales and 40 percent project-consumer sales, the same as fiscal second-quarter 1999. For the six-month period, contractor sales accounted for approximately 65 percent of total sales in both periods.

         Gross margins for the second-quarter and six-month period of 2000 were
         23.7 percent, 110 basis points higher than 1999's second quarter and 90 basis points higher than the six-month period of 1999. The higher gross margins were achieved primarily from the effect of lower lumber prices.

         Work has progressed on the plan to convert several Wolohan stores to the CML format. The CML format is a cost-efficient operating model focused on servicing project customers and large building contractors. Three stores have been converted so far in 2000 (Burton, Kalamazoo and Battle Creek, Mich.) with one more scheduled for the second half. Costs incurred in the second quarter related to these conversions totaled approximately $93,000 (approximately $163,000 for the six-month period). The Company's operating-expense ratio, including the conversion costs, was 21.9 percent in second quarter 2000, compared with 19.0 percent in 1999's second quarter. For the 2000 six-month period, the operating expense ratio was 24.4 percent compared with 22.3 percent for the same period of 1999.

         Gains from the sale of properties totaled $112,000 in fiscal second-quarter 2000, compared with $559,000 for second-quarter 1999. For the 2000 six-month period, gains from property sales totaled $505,000, compared with $1.7 million in the first half of 1999.

         The effective income tax rate (Federal and state) for the second quarter and the six-month period of 2000 was 39.5 percent and 39.6 percent, respectively, compared with 39.6 percent for the corresponding periods of 1999.

         Financial Condition

         At June 24, 2000, the Company's balance sheet remained strong. Net working capital at June 24, 2000, totaled $45.8 million, compared with $52.3 million at Dec. 25, 1999. The current ratio at June 24, 2000, was
         2.4 to 1, compared with 2.7 to 1 at Dec. 25, 1999.

         Cash and cash equivalents were $7.6 million at June 24, 2000, compared with $3.2 million at Dec. 25, 1999. The liquidity ratio at June 24, 2000, was .23 to 1, compared with .1 to 1 at Dec. 25, 1999. Cash and cash equivalents increased $4.4 million during the first half of 2000. Operating activities provided net cash of $13.2 million in the first half of 2000, primarily from reductions in accounts receivable, Builder Finance Program receivables and inventories plus depreciation. Investing activities in the first half of 2000 included $1.7 million of proceeds from the sale of fixed assets (primarily closed facilities) and offset, in part, $3.1 million of additions to properties. Financing activities in the first half of 2000 used net cash of $7.4 million and included $4.1 million for payments on long-term debt, $3.6 million for the purchase of 324,000 shares of Company common stock at an average price of $11.17 per share (which included 221,000 shares in the second quarter at an average price per share of $10.64), $.7 million for a dividend payment and net borrowings of $1 million under the Company's credit lines.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs.

         Invested capital (long-term debt and shareowners' equity) was equal to 76% of total assets at June 24, 2000, compared with 78% at fiscal year-end 1999. At June 24, 2000, the total debt-to-asset ratio was .06, versus .09 at fiscal year-end 1999 and the ratio of equity to total assets was .69:1, the same as fiscal year-end 1999.

         In 1997, the Company began testing a Builder Finance Program as a way of improving market share and product mix of builder sales. The program started out with Wolohan Lumber being the licensed mortgage broker/lender. The Company utilized its working capital to fund the loans. The average mortgage loan is for a six-month period, carries a competitive interest rate and generally has a lower administrative fee for the builder when compared to a commercially-offered construction loan. A first mortgage is obtained as security for each loan. The program has grown from financing three homes in 1997 to over 100 homes in 1999. Because of the growth of the program, the Company has partnered with a financial institution to fund the needs of qualified Michigan builders. In 2000, most of the funding for loans to the Company's customers in Michigan is being done through the independent financial institution. The Company continues to be the mortgage lender for the program in Ohio and Indiana. At the end of the second quarter 2000, the balance of receivables in the Builder Finance Program totaled $2.5 million, compared with $5.2 million at year-end 1999.

         Outlook

         The Company expects revenues to continue to lag behind last year's levels in the second half of the year. Factors contributing to lower sales expectations include lower demand for housing and significantly lower prices for commodity wood products. Given these factors, the Company will focus on improving market share to its target customers.

         The Company uses Economic Value Added (EVA) as its primary measurement of return on investment. EVA measures the profitability of an existing or potential investment relative to the Company's cost of capital. The Company will continue to analyze its existing and future investments according to this criteria.

PART II -- OTHER INFORMATION

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during May 2000:

         (a)   A meeting was held on May 4, 2000 and was an Annual Meeting.

         (b)   Not Applicable

         (c) At such meeting the following nominees for election as directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The votes cast with respect to each nominee for director are as follows:

                                                               Votes to Withhold
                                      Votes for                 Authority to Vote
            Nominee                    Nominee                   for the Nominee
            -------                   ---------                ------------------
            Hugo E. Braun, Jr.        3,851,463                      17,622
            James L. Wolohan          3,851,256                      17,829
            Leo B. Corwin             3,851,479                      17,606
            Lee A. Shobe              3,851,479                      17,606
            John Sieggreen            3,843,454                      25,631
            Charles R. Weeks          3,851,479                      17,606

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




                                             WOLOHAN LUMBER CO.
                                      ---------------------------------------
                                      Registrant




Date:      August 8, 2000             David G. Honaman
       ----------------------------   ---------------------------------------
                                      David G. Honaman
                                      Vice President - Administration
                                      and Chief Financial Officer


Date:      August 8, 2000             Edward J. Dean
       ----------------------------   ---------------------------------------
                                      Edward J. Dean,
                                      Corporate Controller
                                      (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                         Description
-----------                         -----------

     27                             Financial Data Schedule