Form 10-Q
period 2000-09-23
WOLOHAN LUMBER CO
filed 2000-11-07
CIK 108079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarter ended               September 23, 2000
                      ----------------------------------------------------------



|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                           to
                               -----------------------        ------------------

Commission file number               0-6169
                       ---------------------------------------------------------


                               WOLOHAN LUMBER CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                             38-1746752
------------------------------------                 ---------------------------
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

Common stock, $1 par value -- 4,577,260 shares as of October 31, 2000.

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                                                   SEPT. 23,              DEC. 25,
                                                                                     2000                  1999
                                                                                     ----                  ----
                                                                                 (Unaudited)              (Note)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                               $  19,692              $   3,217
         Trade receivables, net                                                     27,634                 33,741
         Builder Finance Program receivables                                         1,827                  5,220
         Inventories - at average cost                                              37,488                 48,796
         Reduction to LIFO cost                                                    (11,543)               (12,943)
                                                                                 ---------              ---------
         Inventories at the lower of LIFO cost or market                            25,945                 35,853
         Other current accounts                                                      3,154                  5,385
                                                                                 ---------              ---------
TOTAL CURRENT ASSETS                                                                78,252                 83,416

NET PROPERTIES                                                                      38,091                 43,344
OTHER ASSETS                                                                        16,342                 13,886
                                                                                 ---------              ---------
TOTAL ASSETS                                                                     $ 132,685              $ 140,646
                                                                                 =========              =========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
         Trade accounts payable                                                  $  12,746              $  12,467
         Employee compensation and accrued expenses                                 12,085                 14,458
         Short-term bank borrowings                                                  2,500                     --
         Current portion of long-term debt                                           4,179                  4,189
                                                                                 ---------              ---------
TOTAL CURRENT LIABILITIES                                                           31,510                 31,114

LONG-TERM DEBT, less current portion                                                 8,449                 12,593
                                                                                 ---------              ---------
TOTAL LIABILITIES                                                                   39,959                 43,707

SHAREOWNERS' EQUITY
         Common stock                                                                4,616                  5,031
         Additional capital                                                             --                    673
         Retained earnings                                                          88,110                 91,235
                                                                                 ---------              ---------
TOTAL SHAREOWNERS' EQUITY                                                           92,726                 96,939
                                                                                 ---------              ---------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                        $ 132,685              $ 140,646
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

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                                                                    THREE MONTHS ENDED
                                                                         -------------------------------------
                                                                         SEPT. 23,                   SEPT. 25,
                                                                           2000                        1999
                                                                           ----                        ----
NET SALES                                                                $  90,321                  $ 118,727
Cost of sales                                                               68,788                     91,713
                                                                         ---------                  ---------
Gross profit                                                                21,533                     27,014
Other operating income                                                         849                      1,054
                                                                         ---------                  ---------
Total operating income                                                      22,382                     28,068
OPERATING EXPENSES
Selling, general and administrative                                         17,588                     21,114
Store closing costs                                                          1,138                         --
Depreciation and amortization                                                1,799                      1,798
                                                                         ---------                  ---------
Total operating expenses                                                    20,525                     22,912
                                                                         ---------                  ---------

INCOME FROM OPERATIONS                                                       1,857                      5,156
OTHER (EXPENSES) INCOME
Interest expense                                                              (267)                      (365)
Interest income                                                                207                         65
Gain on sale of properties                                                      --                      1,035
                                                                         ---------                  ---------
Other (expenses) income, net                                                   (60)                       735
                                                                         ---------                  ---------

INCOME BEFORE INCOME TAXES                                                   1,797                      5,891
Income taxes                                                                   712                      2,283
                                                                         ---------                  ---------
NET INCOME                                                               $   1,085                  $   3,608
                                                                         =========                  =========

Average shares outstanding                                                   4,680                      5,269

Net income per share, basic                                              $     .23                  $     .68
Net income per share, assuming dilution                                  $     .22                  $     .67

Dividends per share                                                      $     .07                  $     .07




See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                                                                        NINE MONTHS ENDED
                                                                              ------------------------------------
                                                                              SEPT. 23,                  SEPT. 25,
                                                                                2000                       1999
                                                                                ----                       ----

NET SALES                                                                    $ 248,174                  $ 309,289
Cost of sales                                                                  189,281                    238,776
                                                                             ---------                  ---------
Gross profit                                                                    58,893                     70,513
Other operating income                                                           2,492                      2,724
                                                                             ---------                  ---------
Total operating income                                                          61,385                     73,237
OPERATING EXPENSES
Selling, general and administrative                                             52,041                     60,032
Store closing costs                                                              1,623                         --
Depreciation and amortization                                                    5,423                      5,296
                                                                             ---------                  ---------
Total operating expenses                                                        59,087                     65,328
                                                                             ---------                  ---------

INCOME FROM OPERATIONS                                                           2,298                      7,909
OTHER (EXPENSES) INCOME
Interest expense                                                                  (796)                    (1,160)
Interest income                                                                    407                        203
Gain on sale of properties                                                         312                      2,716
                                                                             ---------                  ---------
Other (expenses) income, net                                                       (77)                     1,759
                                                                             ---------                  ---------

INCOME BEFORE INCOME TAXES                                                       2,221                      9,668
Income taxes                                                                       880                      3,777
                                                                             ---------                  ---------
NET INCOME                                                                   $   1,341                  $   5,891
                                                                             =========                  =========
Average shares outstanding                                                       4,830                      5,331


Net income per share, basic                                                  $     .28                  $    1.11
Net income per share, assuming dilution                                      $     .27                  $    1.09

Dividends per share                                                          $     .21                  $     .21



See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)


                                                          COMMON STOCK                                                 TOTAL
                                                    -----------------------         ADDITIONAL       RETAINED       SHAREOWNERS'
                                                    SHARES           AMOUNT          CAPITAL         EARNINGS          EQUITY
                                                  --------         --------         ----------       --------         --------
Balances at December 26, 1999                        5,031         $  5,031         $    673         $ 91,235         $ 96,939
Net loss                                                                                               (1,206)          (1,206)
Cash dividends--$.07 per share                                                                           (347)            (347)
Shares issued under Long-Term
    Incentive Plan                                      10               10              126               --              136
Shares repurchased and retired                        (103)            (103)            (799)            (362)          (1,264)
                                                  --------         --------         --------         --------         --------

Balances at March 25, 2000                           4,938            4,938               --           89,320           94,258
Net income                                                                                              1,462            1,462
Cash dividends--$.07 per share                                                                           (337)            (337)
Shares issued under Long-Term
    Incentive Plan                                      --               --                2                2                2
Shares repurchased and retired                        (221)            (221)              (2)          (2,129)          (2,352)
                                                  --------         --------         --------         --------         --------

Balances at June 24, 2000                            4,717            4,717               --           88,316           93,033
Net income                                                                                              1,085            1,085
Cash dividends--$.07 per share                                                                           (326)            (326)
Shares issued under Long-Term
    Incentive Plan                                       1                1               19               --               20
Shares repurchased and retired                        (102)            (102)             (19)            (965)          (1,086)
                                                  --------         --------         --------         --------         --------
Balances at Sept. 23, 2000                           4,616         $  4,616         $     --         $ 88,110         $ 92,726
                                                  ========         ========         ========         ========         ========



WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)


                                                                                          NINE MONTHS ENDED
                                                                                      -------------------------
                                                                                      SEPT. 23,       SEPT. 25,
                                                                                        2000            1999
                                                                                      --------        ---------
OPERATING ACTIVITIES
Net income                                                                            $  1,341        $  5,891
Adjustments to reconcile net income to
  cash provided by (used in) operating activities:
          Depreciation                                                                   5,194           5,090
          Amortization                                                                     229             206
          Provision for losses on accounts receivable                                      744             149
          Gain on sale of properties                                                      (312)         (2,716)
          Changes in operating assets & liabilities net of effects in 1999 of sale of stores to Stock Lumber
              Accounts receivable                                                        5,363          (2,778)
              Builder Finance Program receivables                                        3,393          (3,490)
              Other assets                                                               1,992           1,527
              Inventories                                                                9,908          (8,021)
              Accounts payable & accrued expenses                                       (1,783)           (100)
                                                                                      --------        --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     26,069          (4,242)
                                                                                      --------        --------

INVESTING ACTIVITIES
Additions to properties                                                                 (4,053)         (6,336)
Proceeds from sale of stores to Stock Lumber                                                --           9,956
Proceeds from the sale of properties                                                     1,825           6,781
                                                                                      --------        --------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                     (2,228)         10,401
                                                                                      --------        --------

FINANCING ACTIVITIES
Net credit lines borrowings                                                              2,500              --
Payments on long-term debt                                                              (4,154)         (4,023)
Repurchase of common stock                                                              (4,702)         (4,068)
Dividends paid                                                                          (1,010)         (1,116)
                                                                                      --------        --------

NET CASH USED IN FINANCING ACTIVITIES                                                   (7,366)         (9,207)
                                                                                      --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        16,475          (3,048)

Cash and cash equivalents at beginning of period                                         3,217           3,166
                                                                                      --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 19,692        $    118
                                                                                      ========        ========


See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 23, 2000

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

         The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months and nine months ended September 23, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

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

         Results Of Operations

         Net income was $1.1 million (23 cents per share) for fiscal third-quarter 2000, compared with $3.6 million (68 cents per share) for the third quarter of 1999. The decline in net income for the quarter ended Sept. 23, compared with the third quarter of the prior year reflects: (1) $1.9 million in operating losses (inclusive of store closing costs) associated with seven discontinued stores in 2000. In 1999, the impact from discontinued stores was negligible. (2) Gross margin dollars benefited from a $1.5 million LIFO credit in 2000 compared with a decrease in gross margin dollars from a LIFO charge of $218,000 in 1999. (3) $1.0 million in non-operating gains from the sale of real estate properties recorded in 1999.

         The decline in year-to-date net income for the period ended Sept. 23, compared with the same period in 1999 reflects: (1) $2.8 million in operating losses (inclusive of store closing costs) associated with seven discontinued stores in 2000. In 1999, $749,000 in operating losses were incurred from discontinued stores. (2) Gross margin dollars benefited from a $1.5 million LIFO credit in 2000 compared with a decrease in gross margin dollars from a LIFO charge of $448,000 in 1999. (3) $312,000 in non-operating gains from the sale of real estate properties in 2000, compared with $2.7 million in such gains in 1999.

         Sales totaled $90.3 million for fiscal third-quarter 2000, falling 23.9 percent from fiscal third-quarter 1999 sales of $118.7 million. Sales for comparable stores declined 18.5 percent in the third quarter of 2000 from the third quarter of 1999. Sales for the nine-month period ended Sept. 23, 2000 were $248.2 million, a 19.8-percent decrease from the corresponding period a year earlier. Sales for comparable stores declined 15.3 percent for the 2000 nine-month period from the same period in 1999. The sales decline in both the third quarter and nine-month period was due, in part, to significant price deflation in lumber and structural panel products (the Company estimates that sales were approximately 9 percent lower for the third quarter and 2 percent lower for the nine-month period due to the lower selling prices of these lumber-related products), an overall slowdown of housing and other construction activity for the industry in general and the Company's decision to reduce or eliminate certain product categories which are inconsistent with the Company's long-term strategies.

         The sales mix for fiscal third-quarter 2000 was approximately 58 percent contractor-builder sales and 42 percent project-consumer sales, compared with a 60/40 split for third quarter 1999. For the nine-month period, contractor sales accounted for approximately 63 percent of total sales in both periods.

         Gross margins for the third-quarter and nine-month period of 2000 were
         23.8 percent and 23.7 percent, respectively, 100 basis points higher than 1999's third quarter and 90 basis points higher than the nine-month period of 1999. Gross margins in the third quarter and nine-month period of 2000 benefited from a $1.5 million LIFO credit, compared with a decrease from a LIFO charge of $218,000 and $448,000, respectively, for the corresponding periods of 1999. The LIFO credit reflects the price deflation in certain commodity products and lower inventory levels.

         Store closing costs related to the seven discontinued stores in 2000 totaled $1.7 million for the third quarter of 2000 and $2.2 million for the nine-month period. There were no store closing costs for the similar periods in 1999. A portion of the closing costs ($.6 million) in the third quarter and nine-month period was a charge to cost of sales. The closing costs in 2000 were primarily related to liquidating inventories, writing down of certain owned real property, expensing a portion of future lease payments and writing off leasehold improvements for the one leased store and absorbing certain other on-going fixed costs.

         One store was converted to the CML format during the third quarter of 2000, bringing the total to four conversions for the year. The CML format is a cost-efficient operating model focused on servicing project customers and large building contractors. Costs incurred in the third quarter related to this conversion totaled approximately $81,000 (approximately $244,000 for the nine-month period).

         The Company's operating-expense ratio, excluding store closing costs, was 21.5 percent in third quarter 2000, compared with 19.3 percent in 1999's third quarter. For the 2000 nine-month period, the operating expense ratio was 23.2 percent compared with 21.1 percent for the same period of 1999. The unfavorable trend in these ratios reflects the impact of certain fixed and semi-fixed operating costs being absorbed by lower sales volume.

         The effective income tax rate (Federal and state) for the third quarter and the nine-month period of 2000 was 39.6 percent, compared with 38.9 percent and 39.1 percent for the corresponding periods of 1999.

         Financial Condition

         At Sept. 23, 2000, the Company's balance sheet remained strong. Net working capital at Sept. 23, 2000, totaled $46.7 million, compared with $52.3 million at Dec. 25, 1999. The current ratio at Sept. 23, 2000, was 2.5 to 1, compared with 2.7 to 1 at Dec. 25, 1999.

         Cash and cash equivalents less short-term debt were $17.2 million at Sept. 23, 2000, compared with $3.2 million at Dec. 25, 1999. The liquidity ratio at Sept. 23, 2000, was .62 to 1, compared with .1 to 1 at Dec. 25, 1999. Cash and cash equivalents increased $16.5 million during the first nine months of 2000. Operating activities provided net cash of $26.1 million in the first nine months of 2000, primarily from reductions in accounts receivable, Builder Finance Program receivables, other assets and inventories plus depreciation. Investing activities in the nine months of 2000 included $4.1 million of additions to properties which were offset, in part, by $1.8 million of proceeds from the sale of fixed assets (primarily closed facilities). Financing activities in the nine months of 2000 used net cash of $7.4 million and included $4.2 million for payments on long-term debt, $4.7 million for the purchase of 426,000 shares of Company common stock at an average price of $11.04 per share (which included 102,000 shares in the third quarter at an average price per share of $10.60), $1.0 million for dividend payments and net borrowings of $2.5 million under the Company's credit lines.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs.

         Invested capital (long-term debt and shareowners' equity) was equal to 76% of total assets at Sept. 23, 2000, compared with 78% at fiscal year-end 1999. At Sept. 23, 2000, the total debt-to-asset ratio was .06, versus .09 at fiscal year-end 1999 and the ratio of equity to total assets increased to .70:1 from .69:1 at year-end 1999.

         In 1997, the Company began testing a Builder Finance Program as a way of improving market share and product mix of builder sales. The program started out with Wolohan Lumber being the licensed mortgage broker/lender. The Company utilized its working capital to fund the loans. The average mortgage loan is for a six-month period, carries a competitive interest rate and generally has a lower administrative fee for the builder when compared to a commercially-offered construction loan. A first mortgage is obtained as security for each loan. The program had grown from financing three homes in 1997 to over 100 homes in 1999. Because of the growth of the program, the Company has partnered with a financial institution to fund the needs of qualified Michigan builders. In 2000, most of the funding for loans to the Company's customers in Michigan is being done through the independent financial institution. The Company continues to be the mortgage lender for the program in Ohio and Indiana. At the end of the third quarter 2000, the balance of receivables in the Builder Finance Program totaled $1.8 million, compared with $5.2 million at year-end 1999.

         Outlook

         The Company expects revenues to continue to lag behind last year's levels for the remainder of the year. Factors contributing to lower sales expectations include lower demand for housing, significantly lower prices for commodity wood products and the impact of store closings. In addition, as the Company moves its strategic focus to professional builders and large-project-oriented consumers, it will continue to eliminate or reduce certain products previously sold to the do-it-yourself home improvement market, which in turn, will continue to have a negative impact on sales comparisons. Given these factors, the Company will focus on improving market share to its target customers.

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




                                                  WOLOHAN LUMBER CO.
                                        ----------------------------------------
                                        Registrant




Date:             November 6, 2000      David G. Honaman
         --------------------------     ----------------------------------------
                                        David G. Honaman
                                        Senior Vice President
                                        and Chief Financial Officer


Date:             November 6, 2000      Edward J. Dean
         --------------------------     ----------------------------------------
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