Form 10-K405
period 2000-12-31
WOLOHAN LUMBER CO
filed 2001-03-30
CIK 108079

WOLOHAN LUMBER CO.

                                      2000

                                     ANNUAL

                                     REPORT

            "Quality Home Builders And Remodelers Build With Wolohan"

Dear Shareholders:

The year 2000 was challenging in many ways, both for Wolohan Lumber Co. and for the building materials industry overall. Several internal and external factors combined to create a difficult operating environment. Most notable among the external variables were the effects from a general slowing in the Midwest economy and severe deflation in prices for lumber and other commodity wood products. The slowdown softened demand for both of our major customer segments--home builders, who face a decline in building activity, as well as individuals erecting pole buildings, garages, decks, or other major projects.

The Company continued its aggressive internal restructuring in 2000. During the year the Company closed eight stores which did not meet basic criteria for market share and profitability. This resulted in a number of one-time charges related to the closing and liquidation process and also required substantial time and energy. Additionally, the Company continued to reposition its operations to better serve the home builder and project consumer. This involved product-line changes and consolidations, and in some cases, capital investment in store facilities.

In most cases where stores were remodeled, we converted the stores from the traditional Wolohan format to a model used by CML, the operating name for Central Michigan Lumber, acquired by Wolohan in June 1998. The Company's CML Division continues to perform well through its attention to the needs of the professional home builder and its innovative and advanced approach to sales of large-ticket projects to consumers. The Company will evaluate the performance of stores converted to the CML format in determining opportunities for growth and investment.

The Company continued to provide more value-added services to home builders during 2000, our first full year of operation at our new wall panel plant in Dayton, Ohio. We are considering additional investment in this and other value-added areas such as pre-hung doors, turnkey product installation for home builders, and design and delivery services. Our greatest success is achieved when we use these value-added capacities to improve the builders' bottom line.

Finally, a Dutch auction tender offer for up to 1.5 million shares of our common stock was made in November 2000. Upon completion in December 2000, shareholders tendered almost 1.2 million shares for which the Company paid $12 per share. We made this offer because the excess cash on our balance sheet was more than what we believed necessary to fund foreseeable working capital, physical plant, and other current operating needs.

Although we are optimistic about our ability to implement initiatives designed to create shareholder value in 2001, the current difficult operating environment may well continue, especially in the first half of the year. We have not yet felt an improvement in housing activity and price deflation in commodity wood products will continue into the second or third quarter according to most industry experts. We have responded to this challenge by placing tight controls on expenses and capital expenditures. We are poised to act when the external factors improve again--and they will.

In closing, we thank our fine Wolohan and CML associates for their efforts, as well as you, our shareholders, for your support in these challenging times.

James L. Wolohan,                                              John A. Sieggreen
Chairman of the Board,                              Executive Vice President and
President and Chief Executive Officer                    Chief Operating Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                             None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 6, 2001 3,381,598 shares of Common Stock of the registrant were outstanding and the aggregate market value of the shares of Common Stock held by non-affiliates (including certain officers and non-officer directors) of the registrant was approximately $18,622,000.

                       Documents Incorporated by Reference

Portions of the definitive Proxy Statement of the registrant, dated March 30, 2001, filed pursuant to Regulation 14A are incorporated by reference into Part III.

                      [This Pagae Intentional Left Balnk]

                                     PART I

Item 1. Business.

      Wolohan Lumber Co. (the "registrant") is engaged in the retail sale of a full-line of lumber and building materials and related products, used primarily for new-home construction and home-improvement projects. At March 6, 2001, the registrant operated a chain of 36 building supply stores located in Illinois, Indiana, Kentucky, Michigan and Ohio.

      During 1999 the registrant restructured its stores into two divisions comprised of the contractor-focused Wolohan division and the CML division targeting retail project sales and sales to professional home builders. CML is the operating name of Central Michigan Lumber, acquired by the registrant in 1998.

      Each store provides a strong offering of quality materials, competitive prices and expert and personal service. Each location includes a retail sales area (with most stores having significant square footage devoted to displays of kitchens, baths, doors and windows and other building materials), under-roof storage areas and an outside lumberyard area with displays of pole barns, garages, decks and storage buildings. In addition, the registrant has one truss plant, a specialty millwork operation, two wall-panel facilities and several stores with door-assembly capabilities.

      The registrant sells to contractor builders and remodelers and to large project-oriented consumers. These customer types accounted for approximately 62% and 38%, respectively, of the registrant's sales for 2000.

      The registrant offers a wide range of services including house design, delivery, installation, various financing options and job-site contractor sales representatives with experienced store support coordination.

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

      The registrant's business, like the overall retail lumber business, generally is subject to seasonal influences. The second and third quarters are generally the periods of highest sales volumes while the first quarter is usually the period of lowest sales volume.

      During 2000 the registrant announced the closure and redeployment of assets at eight store locations and identified six additional locations which did not meet the financial objectives identified in the registrant's strategic profit model and are to be closed in 2001.

      The registrant had approximately 1,030 full-time employees at December 31, 2000.

      To the best of the registrant's knowledge, it is in compliance with all federal, state and local environmental protection provisions.

Item 2. Properties.

      The administrative offices of the registrant are located in a 28,000-square-foot, two-story brick face building situated on three acres of land owned by the registrant in Saginaw, Michigan.

      As of March 6, 2001, the registrant operated 36 building supply stores in the states of Illinois, Indiana, Kentucky, Michigan and Ohio. The showroom selling space in the stores averages 23,000 square feet. In addition, total warehouse and storage space (under roof) ranges in size from 6,000 square feet to 66,000 square feet (average of 28,000 square feet).

      All of the building supply stores are owned in fee by the registrant with the exception of two leased stores.

      The registrant believes that all of its building supply stores and the display, warehouse and storage facilities and equipment located thereon are well maintained and adequate for the purpose for which they are used. A fleet of approximately 292 trucks is owned by the registrant for the delivery of its retail merchandise.

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

Executive Officers of the Registrant

The executive officers of the registrant are as follows:

                                                     Has Served
                                                    In Position
      Name                   Position                  Since         Age
-----------------   ------------------------------  -----------      ---

James L. Wolohan    Chairman of the Board,             1994           49
                    President and                      1986
                    Chief Executive Officer            1987

John A. Sieggreen   Executive Vice President and       1999           38
                    Chief Operating Officer

David G. Honaman    Senior Vice President,             1999           49
                    Secretary and Chief                1995
                    Financial Officer

Daniel P. Rogers    Senior Vice President,             1999           50
                    General Merchandise
                    Manager and President of the
                    CML Division

Edward J. Dean      Corporate Controller               1984           50

Officers of the registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

All of the officers of the registrant named above have held various positions with the registrant for more than five years, with the exception of John A. Sieggreen and Daniel P. Rogers. Mr. Sieggreen served as Marketing Director of the registrant until he resigned in February 1994. Thereafter, he was employed by BMC West until April 1997 when he rejoined the registrant as Vice President--Operations. Mr. Rogers served as Vice President--Merchandising of Central Michigan Lumber Company prior to its acquisition by the registrant in June 1998. Thereafter he served as President of Central Michigan Lumber until elected to his current position in 1999.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters.

COMMON STOCK DATA

The Company's common stock trades on The Nasdaq Stock Market(TM) under the symbol WLHN. The approximate number of record holders of the Company's stock at December 31, 2000 was 1,376. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share as reported on The Nasdaq Stock Market(TM) and the cash dividends paid per share in each fiscal quarter.

                              2000                            1999
                  ------------------------------  ------------------------------

                  MARKET  RANGE    CASH DIVIDENDS  MARKET  RANGE   CASH DIVIDENDS
                   HIGH    LOW         DECLARED    HIGH     LOW        DECLARED
                  ------  -----    --------------  ------  -----   --------------
First Quarter     $13.88  $11.00         $.07     $13.00  $12.25         $.07
Second Quarter     11.44    8.50          .07      12.88   10.75          .07
Third Quarter      12.16    8.13          .07      13.75   12.25          .07
Fourth Quarter     12.00    8.00          .07      13.19   11.63          .07

Year               13.88    8.00         $.28      13.75   10.75         $.28

Item 6. Selected Financial Data.

      Five year selected financial data which is set forth on page F-2 of this Annual Report, is incorporated here by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's Discussion and Analysis of Results of Operation and Financial Condition beginning on page F-4 of this Annual Report is incorporated here by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not Applicable

Item 8. Financial Statements and Supplementary Data.

      The Consolidated Financial Statements beginning on page F-9 of this Annual Report are incorporated here by reference. The Quarterly Summaries on page F-3 of this Annual Report are incorporated here by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information set forth under the caption "Information About Nominees As Directors" on pages 4 and 5 of the definitive Proxy Statement of the registrant, dated March 30, 2001, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference for information as to directors of the registrant.

      Reference is made to Part I of this Report for information as to executive officers of the registrant.

Item 11. Executive Compensation.

      The information set forth under the captions "Compensation Committee Report" on pages 5, 6 and 7 and "Executive Compensation" on pages 7, 8 and 9 of the definitive Proxy Statement of the registrant, dated March 30, 2001, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 12. Security ownership of Certain Beneficial Owners and Management.

      The information set forth under the caption "Security Ownership" on pages 2 and 3 of the definitive Proxy Statement of the registrant, dated March 30, 2001, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) (1) and (2) - The following consolidated financial statements are included herein:

                  Consolidated Balance Sheets - December 31, 2000 and December 25, 1999.

                  Consolidated Statements of Income - Years ended December 31, 2000, December 25, 1999 and December 26, 1998.

                  Consolidated Statements of Shareowners' Equity - Years ended December 31, 2000, December 25, 1999 and December 26, 1998.

                  Consolidated Statements of Cash Flows - Years ended December 31, 2000, December 25, 1999 and December 26, 1998.

                  Notes to consolidated financial statements as of and for the three years in the period ended December 31, 2000.

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

            (3) Listing of Exhibits -- The exhibit marked by one asterisk below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1980; the exhibits marked with three asterisks below were filed as exhibits to Form 10-Q of the registrant for the quarter ended June 30, 1987; the exhibit marked with four asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1988; the exhibit marked with five asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1990; the exhibit marked with six asterisks below was filed as an exhibit to Form 10-Q of the registrant for the quarter ended June 30, 1991; the exhibit marked with eight asterisks below was filed as an exhibit to Form 10-K of the registrant for the year ended December 31, 1994; and the exhibit marked with nine asterisks below was filed as an exhibit to Form 8-K of the registrant dated February 4, 2000 (file number 0-6169), and are incorporated herein by reference, the exhibit number in parenthesis being those in such Form 10-K, 10-Q or 8-K reports.

            Exhibit (3) (a)   *Articles of Incorporation (1)

            Exhibit (3) (b)   ***Amendment to Articles of Incorporation (3) (a)

            Exhibit (3) (c)   *****Amendment to Articles of Incorporation (6)(a)
                              (1)

            Exhibit (3) (d)   ****By-laws (3) (c)

            Exhibit (4) (a)   ***Note Agreement dated as of May 1, 1987, between
                              registrant and Massachusetts Mutual Life Insurance
                              Company S(4)

            Exhibit (10) (a)  ******1991 Long-Term Incentive Plan of Wolohan
                              Lumber Co. (6) (a) (1) (X)

            Exhibit (10) (b)  ********Stock Option Plan for Non-Employee
                              Directors (10) (b) (X)

            Exhibit (21)      Subsidiaries of the registrant

            Exhibit (23)      Consent of Independent Auditors

            Exhibit (99)      *********Rights Agreement dated as of February 16,
                              2000 between registrant and Registrar and Transfer
                              Company as Rights Agent (4)

            (X) A compensatory plan required to be filed as an exhibit.

      (b)   Reports on Form 8-K.

            The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

                          WOLOHAN LUMBER CO.


                              /s/ James L. Wolohan
                              --------------------------------------------------
                              By: James L. Wolohan
                              Chairman of the Board, President and Chief
                              Executive Officer (Principal Executive Officer)


                              /s/ David G. Honaman
                              --------------------------------------------------
                              By: David G. Honaman
                              Senior Vice President, Chief Financial Officer
                              and Secretary (Principal Financial Officer)


                              /s/ Edward J. Dean
                              --------------------------------------------------
                              By: Edward J. Dean
                              Corporate Controller (Principal Accounting
                              Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2001.

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
Lee A. Shobe                       James L. Wolohan

                      [This Pagae Intentional Left Balnk]

                               WOLOHAN LUMBER CO.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

                                    CONTENTS

5-YEAR PERFORMANCE..........................................................F-2

QUARTERLY SUMMARIES.........................................................F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION...............................F-4

REPORT OF MANAGEMENT........................................................F-7

INDEPENDENT AUDITORS' REPORT................................................F-8

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS........................................F-9

         CONSOLIDATED STATEMENTS OF INCOME..................................F-10

         CONSOLIDATED STATEMENTS OF
         SHAREOWNERS' EQUITY................................................F-11

         CONSOLIDATED STATEMENTS OF CASH FLOWS..............................F-12

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................F-13

5-YEAR PERFORMANCE
(In thousands, except per-share amounts, ratios and percentages)

                                               2000        1999        1998        1997        1996
                                               ----        ----        ----        ----        ----
Income Statistics
Net sales                                   $314,650    $404,032    $449,904    $424,503    $430,358
Gross profit                                  75,860      91,628     102,492     101,583     103,375
Store closing costs                            2,955       1,304       1,966       3,800         921
Interest expense                               1,158       1,541       1,828       2,212       2,457
Income before income taxes                     2,917      10,377      11,186       7,247      10,511
Income taxes                                   1,330       4,101       4,407       2,915       4,340
Net income                                     1,587       6,276       6,779       4,332       6,171
Net income per share, basic                      .33        1.19        1.05         .63         .89
Cash dividends declared:
     Amount per share                            .28         .28         .28         .28         .28
     Percent of net income                      83.9%       23.4%       26.6%       44.7%       31.6%
Average shares outstanding                     4,752       5,271       6,474       6,912       6,968

                                            --------------------------------------------------------
Balance Sheet Statistics
Current assets                              $ 56,532    $ 83,416    $ 94,951    $ 98,911    $ 96,722
Other assets                                  13,468      13,886      18,121       7,544       2,311
Properties (net)                              36,557      43,344      44,439      51,008      63,676
Total assets                                 106,557     140,646     157,511     157,463     162,709
Working capital                               32,850      52,302      53,202      72,070      61,689
Long-term debt, net of current portion         5,111      12,593      17,091      20,443      19,883
Total liabilities                             28,793      43,707      58,840      47,284      54,916
Shareowners' equity:
      Amount                                  77,764      96,939      98,671     110,179     107,793
      Book value per share                     22.95       19.27       17.78       15.94       15.60

                                            --------------------------------------------------------
Key Operating Percentages
Gross profit margin                             24.1%       22.7%       22.8%       23.9%       24.0%
Pre-tax profit margin                             .9%        2.6%        2.5%        1.7%        2.4%
Return on sales                                   .5%        1.6%        1.5%        1.0%        1.4%
Return on average assets                         1.2%        4.2%        4.2%        2.7%        3.7%
Return on average working capital                3.7%       11.9%       10.8%        6.5%       10.1%
Return on beginning shareowners' equity          1.6%        6.4%        6.2%        4.0%        5.9%
Return on average total invested capital         1.6%        5.6%        5.5%        3.4%        4.8%

                                            --------------------------------------------------------
Key Financial Ratios and Measures
Sales to average working capital               7.4:1       7.7:1       7.2:1       6.3:1       7.0:1
Sales to average shareowners' equity           3.6:1       4.1:1       4.3:1       3.9:1       4.1:1
Sales to average total invested capital        3.3:1       3.6:1       3.7:1       3.3:1       3.3:1
Current ratio                                  2.4:1       2.7:1       2.3:1       3.7:1       2.8:1
Quick ratio                                    1.2:1       1.2:1       1.1:1       2.1:1       1.4:1
Liquidity ratio                                .49:1       .10:1       .08:1       .94:1       .44:1
Debt to total assets ratio                     .05:1       .09:1       .11:1       .13:1       .12:1
Capitalization ratio                           .06:1       .11:1       .15:1       .16:1       .16:1
Shareowners' equity to total assets ratio      .73:1       .69:1       .63:1       .70:1       .66:1
Inventory turnover                              7.87        7.30        7.68        6.73        6.30
Asset turnover                                  2.44        2.71        2.81        2.62        2.58

                                            --------------------------------------------------------
Stores
Number of stores at end of year                   40          48          55          55          61

QUARTERLY SUMMARIES
(in thousands, except per-share amounts)

                      FIRST       SECOND     THIRD      FOURTH      TOTAL
                     QUARTER     QUARTER    QUARTER    QUARTER      YEAR
                     --------    --------   --------   --------   --------

2000
Net sales            $ 66,834    $ 91,019   $ 90,321   $ 66,476   $314,650
Gross profit           15,802      21,558     21,533     16,967     75,860
Net income:
  Amount               (1,206)      1,462      1,085        246      1,587
  Per share, basic       (.24)        .29        .23        .05        .33

1999
Net sales            $ 73,148    $117,414   $118,727   $ 94,743   $404,032
Gross profit           17,020      26,477     27,014     21,117     91,628
Net income:
  Amount                 (932)      3,215      3,608        385      6,276
  Per share, basic       (.17)        .60        .68        .08       1.19

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the Act's safe-harbor provisions. These standards are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially and adversely from those described in the forward-looking statements as a result of various factors outside the Company, including, but not limited to the following: fluctuations in customer demand and spending, expectations of future volumes and prices for the Company's products, prevailing economic conditions affecting the retail lumber and building materials markets and seasonality of operating results.

Results of Operations

Net income in 2000 totaled $1.6 million (33 cents per share), compared with $6.3 million ($1.19 cents per share) in 1999. The decline in 2000 net income reflects a 22-percent drop in total sales and $4.5 million in operating losses (inclusive of store-closing costs) associated with discontinued stores in 2000, compared with $1.5 million in operating losses (inclusive of store-closing costs) incurred from discontinued stores in 1999.

Other significant items affecting 2000 net income as compared with the prior year included : (1) a gain of $831,000 on the sale of properties (compared with $3.5 million in 1999) and (2) a LIFO credit of $3.5 million (compared with a LIFO charge of $809,000 in 1999).

Net income in 1999 declined 7 percent from 1998 net income of $6.8 million due to a 10-percent drop in total sales and the elimination of $1.5 million of operating income associated with stores divested in late 1998 and early 1999.

Sales of $315 million in 2000 were 22 percent lower than 1999 sales of $404 million, which were 10 percent lower than 1998 sales of $450 million. Comparable-store sales declined 16 percent in 2000 from 1999. Significant price deflation in lumber and structural panel products combined with slower construction activity and strategic product changes were the primary causes for the lower sales. The sales mix by customer type was approximately 62 percent contractor builder and remodeler sales and 38 percent project consumer sales in 2000, compared with 64 and 36 percent respectively, for 1999 and 63 and 37 percent, respectively, for 1998.

The gross profit margin in 2000 was 24.1 percent, compared with 22.7 percent in 1999 and 22.8 percent in 1998. Gross profit margin results included a LIFO credit of $3.5 million and $1.3 million, respectively, for 2000 and 1998, compared with a LIFO charge of $809,000 in 1999. The significant LIFO credit in 2000 reflects the deflation in lumber and panel costs and lower inventory levels resulting from reduced store count and product changes. The gross profit margin in 2000, excluding the provision for LIFO, was 23.0 percent, compared to 22.9 percent in 1999 and 22.5 percent in 1998.

Other operating income, which results primarily from revenue related to installed labor income, finance charges related to receivables and rental income totaled $3.2 million in 2000, compared with $3.8 million in 1999 and $3.1 million in 1998.

Selling, general, and administrative expenses (excluding store-closing costs) declined 16 percent in 2000 to $66.4 million from $78.7 million in 1999 and $85.7 million in 1998, resulting in an expense factor of 21.1 percent of sales in 2000 compared with 19.5 percent and 19.0 percent in 1999 and 1998, respectively. The higher 2000 expense factor was primarily due to the combination of the 22-percent sales decline, higher costs for health insurance, higher fuel costs and costs related to converting stores to the CML format. The higher 1999 expense factor compared with 1998 was primarily due to the combination of the 10-percent sales decline, a higher provision for uncollectible trade receivables, training costs related to the installation of a new point-of-sale computer system and other costs related to the execution of the Company's strategic plan.

The closing of eight stores in 2000 and the identification of six additional stores to be closed in 2001 resulted in costs of approximately $5 million, compared with $1.5 million recorded in 1999 related to the closing of seven stores (including six stores sold in February 1999) and $3.5 million in 1998 related to closing seven stores. The portion of the closing costs related to the loss on the sale of inventory ($2.1 million in 2000, $200,000 in 1999 and $1.5 million in 1998) was charged to cost of sales. The closing costs in all three years were primarily related to liquidating inventories, writing down certain owned real property, expensing portions of future lease payments on long-term leases and writing off leasehold improvements. The Company will continue to evaluate store performances in terms of meeting minimum return-on-investment criteria, and additional store closings may result from this ongoing review.

Excluding store-closing costs, the total operating expense factor for 2000 increased to 23.4 percent of sales from 21.3 percent in 1999 and 20.9 percent in 1998. Depreciation and amortization totaled $7.3 million in both 2000 and 1999, compared with $8.4 million in 1998.

Other income and expenses netted to an income of $.5 million in 2000 compared with an income of $2.2 million and $1.6 million in 1999 and 1998, respectively The decline in 2000 versus 1999 and 1998, was due primarily to the significant amount of gains on sale of idle properties recorded in 1999 and 1998. Interest expense was reduced 25 percent to $1.2 million from $1.5 million in 1999 and 37 percent from $1.8 million in 1998. The decreases reflect the reductions made in long-term debt.

The effective tax rate (including federal and state income and consumption taxes combined) was 45.6 percent in 2000, compared with 39.5 percent in 1999 and 39.4 percent in 1998. The increase in the income tax rate in 2000 reflects a higher effective rate for state income taxes.

Financial Condition - Liquidity and Capital Resources

Cash and cash equivalents totaled $1.7 million at year-end 2000, compared with $3.2 million at year-end 1999. The Company also had $10 million in certificates of deposit at year-end 2000. Net cash provided by operating activities totaled $34.1 million in 2000, compared with $4 million in 1999. The significant increase in net cash from operations in 2000 was primarily a result of aggressive collections of customer receivables and reductions in inventory levels. The lower customer receivable balances also reflect lower charge sales activity during the fourth quarter and the reductions made in store count during the year. Lower inventory levels reflect the reduction in store count and progress made in reducing non-strategic inventory at existing operations.

Investing activities used net cash of $10.5 million in 2000, compared with cash provided by investing activities of $10.4 million in 1999. The decrease in cash in 2000 was due primarily to the purchase of $10 million in certificates of deposit. The increase in cash in 1999 was due primarily to the proceeds from the sale of inventory, trade receivables and equipment related to the sale of six stores

Financing activities used net cash of $25.1 million in 2000 and included $4.2 million for payments on long-term debt, $1.3 million for dividend payments and $19.6 million used to repurchase 1,654,000 shares of Company common stock at an average price of $11.71 per share.

The stock repurchased in 2000 included 1.2 million shares acquired in the fourth quarter in a stock tender offer at a price of $12 per share. In 1999, net cash used in financing activities totaled $14.4 million and included $4.1 million for payments on long-term debt, $2 million for payment of a short-term credit line, $1.5 million for dividend payments and $6.9 million used to repurchase 539,000 shares of Company common stock at an average price of $12.76 per share. The Company has repurchased 3.6 million shares since Jan. 1, 1998 at an average of $12.01 per share. The book value per share has increased to $22.95 at Dec. 31, 2000 from $19.27 per share at year-end 1999. The Company may continue to make open market purchases of its stock from time to time based on its cash position and the market price per share.

The Company has $40 million available in lines of credit arrangements for short-term debt. There was no outstanding balance under these arrangements at year-end 2000 and 1999.

Working capital was $32.9 million at the end of 2000, compared with $52.3 million at year-end 1999. The Company expects that net cash provided from operating activities and available lines of credit will be adequate to meet working-capital needs and capital expenditures for 2001 and beyond.

The long-term debt-to-asset ratio was lowered to .05:1 at Dec. 31, 2000, compared with .09:1 for year-end 1999.

Capital expenditures totaled $5.9 million in 2000 and consisted primarily of replacements and additions of equipment at existing stores and costs related to converting three stores to the CML format. Capital expenditures have totaled $29.6 million over the last 5 years.

Invested capital (long-term debt and shareowners' equity) was 78 percent of total assets at year-end 2000 and 1999. Shareowners' equity has been the principal financing factor over the years and accounted for 94 percent of invested capital at year-end 2000.

Effect of Inflation

The Company does not measure precisely the effect of inflation on its operations; however, it does not believe inflation had a material effect on sales or results of operations.

Environmental

The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance effects, in the opinion of management, compliance with the present environmental-protection laws will not have a material adverse effect on the financial condition of the Company or on operating results or cash flows in any one year.

Outlook

Wolohan Lumber Co. enters 2001 with a strong consolidated balance sheet. A sluggish economy, lower selling prices for lumber and structural panel products and lower housing starts are expected to continue to depress sales activity, especially in the first half of 2001. The Company continues to emphasize its value-added services to the builder and expects to increase the volume of wall-panel and truss manufacturing and will continue to provide special delivery services, design and installation services. Project sales (pole buildings, sheds, garages, kitchens and other major projects) will be the focus for the project consumer segment of the Company's sales. The Company will continue to place strong emphasis on buying and distribution strategies to improve its competitive position. The Company will work aggressively to lower its operating-expense ratios by focusing on training and more-efficient systems. By proper execution of these strategies, the Company will strive to improve profitability in 2001.

REPORTS OF MANAGEMENT AND INDEPENDENT AUDITORS

                              REPORT OF MANAGEMENT

The accompanying consolidated financial statements of Wolohan Lumber Co., together with the other financial information included in this report, were prepared by management.

The responsibility for the integrity of the consolidated financial statements, and other financial information included in this report, rests with management. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances and, of necessity, include certain amounts which are based on our best estimates and judgments. The other financial information included herein is consistent with that reported in the consolidated financial statements.

Wolohan Lumber Co. maintains internal accounting-control systems that are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized or illegal use and that transactions are executed and recorded in accordance with management authorization. There are limits inherent in all systems of internal control, based on the recognition that costs of such a system should not exceed the benefits to be derived. We believe the Company's system provides an appropriate balance.

The Board of Directors, through its Audit Committee, is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee meets periodically with the independent auditors and representatives of management to ensure that each is discharging its responsibilities. To ensure complete independence, Rehmann Robson, P.C. has full and free access to meet with the Audit Committee to discuss the results of their audit, the adequacy of internal controls, the quality of financial reporting and other matters of mutual interest.


/s/ David G. Honaman
David G. Honaman
Senior Vice President, Secretary and
Chief Financial Officer


/s/ Edward J. Dean
Edward J. Dean
Corporate Controller

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
Wolohan Lumber Company
Saginaw, Michigan

We have audited the accompanying consolidated balance sheets of Wolohan Lumber Company as of December 31, 2000 and December 25, 1999, and the related consolidated statements of income, changes in shareowners' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolohan Lumber Company as of December 31, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                    REHMANN ROBSON, P.C.
Saginaw, Michigan
February 19, 2001

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands, except per-share amounts)               December 31, December 25,
                                                            2000         1999
--------------------------------------------------------------------------------
Assets
Current Assets
        Cash and cash equivalents                        $   1,705    $   3,217
        Certificates of deposit                             10,000           --
        Trade receivables, net                              17,457       33,741
        Builder Finance Program receivables, net             1,478        5,220
        Inventories, net                                    23,127       35,853
        Other current assets                                 2,765        5,385
--------------------------------------------------------------------------------
Total Current Assets                                        56,532       83,416
Properties
        Land                                                 5,728        6,910
        Land improvements                                    9,899       11,629
        Buildings                                           34,497       40,936
        Equipment                                           41,585       45,361
--------------------------------------------------------------------------------
Total Properties                                            91,709      104,836
        Accumulated depreciation                           (55,152)     (61,492)
--------------------------------------------------------------------------------
Properties, Net                                             36,557       43,344
Other Assets
        Properties held for sale                             8,893        8,207
        Intangible assets, net                               3,378        3,684
        Other                                                1,197        1,995
--------------------------------------------------------------------------------

Total Assets                                             $ 106,557    $ 140,646
================================================================================

Liabilities and Shareowners' Equity
Current Liabilities
        Trade accounts payable                           $   6,318    $  12,467
        Employee compensation and accrued expenses           9,882       14,458
        Current portion of long-term debt                    7,482        4,189
--------------------------------------------------------------------------------
Total Current Liabilities                                   23,682       31,114

Long-Term Debt, net of current portion                       5,111       12,593
--------------------------------------------------------------------------------
Total Liabilities                                           28,793       43,707

Shareowners' Equity
        Common stock, $1 par value
           Authorized - 20,000 shares;
            issued and outstanding - 3,388
            shares (5,031 in 1999)                           3,388        5,031
        Additional capital                                      --          673
        Retained earnings                                   74,376       91,235
--------------------------------------------------------------------------------
Total Shareowners' Equity                                   77,764       96,939
--------------------------------------------------------------------------------

Total Liabilities and Shareowners' Equity                $ 106,557    $ 140,646
================================================================================

Book Value per Share                                     $   22.95    $   19.27
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                    FOR THE YEAR ENDED
                                          --------------------------------------

(in thousands, except per-share amounts)  December 31, December 25, December 26,
                                               2000         1999        1998
--------------------------------------------------------------------------------

Net Sales                                   $ 314,650    $ 404,032    $ 449,904
Cost of sales                                 238,790      312,404      347,412
--------------------------------------------------------------------------------
Gross profit                                   75,860       91,628      102,492

Other operating income                          3,229        3,776        3,095

Operating Expenses
    Selling, general and administrative        66,362       78,655       85,660
    Store closing costs                         2,955        1,304        1,966
    Depreciation and amortization               7,341        7,310        8,367
--------------------------------------------------------------------------------
Total operating expenses                       76,658       87,269       95,993
--------------------------------------------------------------------------------
Income from operations                          2,431        8,135        9,594

Other (Expenses) Income
    Interest expense                           (1,158)      (1,541)      (1,828)
    Interest income                               813          306          596
    Gain from sale of properties                  831        3,477        2,824
--------------------------------------------------------------------------------
Other income, net                                 486        2,242        1,592
--------------------------------------------------------------------------------

Income Before Income Taxes                      2,917       10,377       11,186
Income taxes                                    1,330        4,101        4,407
--------------------------------------------------------------------------------

Net Income                                  $   1,587    $   6,276    $   6,779
================================================================================

Net Income Per Share, basic                 $     .33    $    1.19    $    1.05
================================================================================

Net Income Per Share, assuming dilution     $     .33    $    1.17    $    1.03
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
--------------------------------------------------------------------------------

(in thousands, except
per-share amounts)                      Common Stock                                     Total
                                   ----------------------    Additional   Retained    Shareowners'
                                     Shares       Amount      Capital     Earnings       Equity
--------------------------------------------------------------------------------------------------
Balances at December 27, 1997          6,910    $   6,910    $  21,819    $  81,450    $ 110,179

Net income for 1998                                                           6,779        6,779
Cash dividends - $.28 per share                                              (1,800)      (1,800)
Shares issued under Long-Term
  Incentive Plan, net of related
  tax benefit                              8            8           52                        60
Shares purchased and retired          (1,370)      (1,370)     (15,177)                  (16,547)
--------------------------------------------------------------------------------------------------

Balances at December 26, 1998          5,548        5,548        6,694       86,429       98,671

Net income for 1999                                                           6,276        6,276
Cash dividends - $.28 per share                                              (1,470)      (1,470)
Shares issued under Long-Term
  Incentive Plan, net of
  related tax benefit                     22           22          317                       339
Shares purchased and retired            (539)        (539)      (6,338)                   (6,877)
--------------------------------------------------------------------------------------------------

Balances at December 25, 1999          5,031        5,031          673       91,235       96,939

Net income for 2000                                                           1,587        1,587
Cash dividends - $.28 per share                                              (1,331)      (1,331)
Shares issued under Long-Term
  Incentive Plan, net of
  related tax benefit                     11           11          141                       152
Shares purchased and retired          (1,654)      (1,654)        (814)     (17,115)     (19,583)
--------------------------------------------------------------------------------------------------

Balances at December 31, 2000          3,388    $   3,388           --    $  74,376    $  77,764
==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                     FOR THE YEAR ENDED
                                                         ------------------------------------------

(In thousands)                                           December 31,   December 25,   December 26,
                                                             2000           1999           1998
---------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                               $  1,587       $  6,276       $  6,779
    Adjustments to reconcile net income to net
    cash provided by operating activities
     Depreciation                                             7,036          7,030          8,236
     Amortization                                               306            280            131
     Provision for losses on receivables                      1,106          1,438            996
     Provision for non-strategic inventory                     (132)            --          1,900
     Effect of LIFO                                          (3,546)           809         (1,286)
     Deferred income taxes (benefit)                            138           (295)            70
     Gain on sale of properties                                (831)        (3,477)        (2,824)
     Store closing costs related to properties                   --             --            195
     Common stock based compensation                            152            339             60
     Changes in assets and liabilities net of effects
       in 1999 from sale of stores to Stock Lumber
       and in 1998 from purchase of CML
       Trade receivables                                     15,178            912         (5,528)
       Builder Finance Program receivables                    3,742         (2,174)        (2,974)
       Other assets                                           3,648          1,758         (3,127)
       Inventories                                           16,404            192          6,628
       Accounts payable and accrued expenses                (10,725)        (9,065)         4,965
---------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                    34,063          4,023         14,221

Investing Activities
Purchases of certificates of deposit                        (10,000)            --             --
Additions to properties                                      (5,906)        (8,605)        (5,384)
Payment for purchase of CML, net of cash acquired                --             --        (17,912)
Proceeds from sale of stores to Stock Lumber                     --          9,956             --
Proceeds from the sale of properties                          5,434          9,092          6,290
---------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By  Investing Activities        (10,472)        10,443        (17,006)

Financing Activities
Net credit lines (repayments) borrowings                         --         (2,000)         2,000
Payments on long-term debt                                   (4,189)        (4,068)        (3,035)
Dividends paid                                               (1,331)        (1,470)        (1,800)
Purchase and retirement of common stock                     (19,583)        (6,877)       (16,547)
---------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                       (25,103)       (14,415)       (19,382)
---------------------------------------------------------------------------------------------------

(Decrease) Increase In Cash and Cash Equivalents             (1,512)            51        (22,167)

Cash and cash equivalents at beginning of year                3,217          3,166         25,333
---------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                   $  1,705       $  3,217       $  3,166
===================================================================================================
Supplemental disclosure of cash flows information
       Interest paid                                       $  1,202       $  1,544       $  2,117
===================================================================================================
       Income taxes  paid                                  $  2,810       $  4,206       $  5,670
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                               WOLOHAN LUMBER CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Nature of Business and Significant Accounting Practices

Organization. Wolohan Lumber Co.("WLC"), together with its wholly-owned subsidiaries Wolohan Lumber Co., LLC and Wolohan Lumber Co. of Michigan, LLC, collectively the "Company", is engaged in the retail sale of a full line of lumber and building materials and related merchandise through a chain of 40, (48 in 1999 and 55 in 1998) building supply stores operated in Illinois, Indiana, Kentucky, Michigan and Ohio. The stores operate primarily under the names Wolohan Lumber or CML.

      The Company sells to professional builders and large project-oriented consumers. The volume of residential construction and large project purchases can be volatile and is highly dependent on general economic conditions. A significant decrease in residential construction could have an adverse effect on the Company's operating results.

Principles of Consolidation. The consolidation financial statement of the Company include the accounts of WLC and its subsidiaries after elimination of significant intercompany accounts and transactions.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates include but are not limited to allowances for bad debts, reserve for obsolete inventory, self-insured medical and workers' compensation accruals, carrying values and recovery period of intangible assets and fair value less cost to sell of assets held for sale. Actual results could differ from those estimates.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit and other financial risk consist principally of cash investments, certificates of deposit, trade accounts receivable and Builder Finance Program receivables.

      The Company maintains liquid investments which include bank money market funds and certificates of deposit (short-term tax exempt securities at December 25, 1999). Bank money market funds and certificates of deposit are maintained with financial institutions located primarily in Michigan, and Company policy is designed to limit exposure to any one institution.

      The Company has deposits with financial institutions which exceed federally insured limits. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. In management's opinion, the Company is not subject to undue interest rate or financial risk as a result of these concentrations.

      The Company grants credit in the normal course of business related to product sales and the financing of construction projects through the Builder Finance Program. Concentrations of credit risk with respect to accounts receivable from product sales and the Builder Finance

Program are limited because of the large number of businesses and individual customers comprising the Company's customer base. The Company's receivables are primarily from customers in the residential construction industry. Generally, no collateral is required for trade receivables but security, in the form of a first mortgage, is obtained for all Builder Finance Program receivables.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of money market funds.

Certificates of Deposit. Certificates of deposit consist of deposits in banks with original maturities when purchased of greater than 90 days.

Inventories. Inventories are stated at the lower of cost, determined by the last-in, first-out method ("LIFO"), or market. Current cost exceeded the LIFO value of inventories by approximately $9,397,000 at December 31, 2000 and $12,943,000 at December 25, 1999. The liquidation of certain LIFO layers in 2000 and 1998 decreased cost of sales by $3,546,000 and $1,286,000, respectively. In 1999, an increase in the LIFO reserve resulted in an $809,000 charge to cost of sales.

Properties. Properties are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the property. Management reviews these assets quarterly to determine whether carrying values have been impaired.

Advertising Expenses. The cost of advertising is expensed as incurred. The Company incurred $1,254,000, $3,637,000 and $4,214,000 in advertising costs during 2000, 1999 and 1998, respectively.

Change in Fiscal Year. Effective in the fourth quarter of 2000, the Company reverted back to calendar months for its fiscal periods. The Company had been using a "4-5-4" fiscal calendar since the fourth quarter of 1996. Although the change in the fiscal calendar resulted in eight additional days in fiscal 2000 compared to the "4-5-4" format, the effect of this calendar change on fiscal 2000 operating results was not material.

Cash-Based Employee Benefit Plans. The Company has a 401(k) retirement savings and profit sharing plan under which eligible employees may contribute up to 15% of their wages. The Company matches the employees' contribution up to 1/3 of the first 6% of wages. In addition, eligible employees receive a Company contribution equal to 3% of wages. Prior to 1999, the Company contributed up to a maximum of $500 per year for the matching portion and made a profit-sharing contribution to the plan annually based on a percentage of the Company's pre-tax profit. Consolidated profit-sharing contributions approximated $722,000, $730,000 and $634,000 for 2000, 1999 and 1998, respectively, and consolidated contributions to the 401(k) plans were approximately $386,000, $468,000 and $469,000 for 2000, 1999 and 1998, respectively.

Earnings Per Share. Earnings-per-share information is based on the weighted average number of shares outstanding for the year. The effect of the assumed issuance of the performance-based incentive share awards and the assumed exercise of outstanding stock options is presented in the following table. This table presents a reconciliation of the denominator used in the calculation of basic net income per share and net income per share assuming dilution:

                                                   For The Year Ended
                                          --------------------------------------
(in thousands)                            December 31, December 25, December 26,
                                              2000         1999         1998
                                          --------------------------------------
Weighted average number
  of common shares outstanding
  used for basic calculation                 4,752        5,271        6,474
Dilutive effect of assumed exercise
  of common stock options                       97           98          104
                                          --------------------------------------
Number of shares outstanding
  assuming dilution                          4,849        5,369        6,578
                                          ======================================

      Exercisable stock options not included in the computation of diluted EPS because the option prices were greater than the average quarterly market prices totaled 298,000, 237,000 and 193,000 shares, respectively, for 2000, 1999 and 1998. The exercise price for these shares averaged $12.88, $13.36 and $13.52 for 2000, 1999 and 1998, respectively.

Reclassifications. Certain amounts as originally reported in the 1999 and 1998 financial statements have been reclassified to conform to their 2000 presentation.

Note B--Acquisition of Central Michigan Lumber

      The Company acquired Central Michigan Lumber ("CML") effective June 29, 1998 in a transaction accounted for as a purchase. CML had seven locations throughout mid-Michigan upon acquisition and operated as a wholly-owned subsidiary of WLC until November 1999 when it became a division of WLC. The purchase price of $17,933,000 was paid in cash and allocated to the assets acquired and liabilities assumed based on their fair values, as follows (in thousands):

            Total assets                                   $ 21,469
            Total liabilities                                (7,631)
            Intangible assets                                 4,095
                                                           --------
            Total purchase price                             17,933
            Less cash received                                  (21)
                                                           --------
                Net cash paid                              $ 17,912
                                                           ========

The intangible assets which consist of goodwill, customer lists and the trained employee work force are being amortized on a straight-line basis over their expected lives, which is 5 to 30 years. Results of operations are included in the consolidated financial statements since the date of acquisition.

Note C--Valuation Accounts

      The following table presents a summary of the changes in the allowances for doubtful receivables for each of the years in the three-year period ended December 31, 2000:

(in thousands)                                2000          1999          1998
                                            ------------------------------------
Balance at beginning of year                $ 2,566       $ 2,197       $ 1,933
Provision for doubtful accounts               1,106         1,438           996
Amounts charged off                          (1,781)       (1,069)         (732)
                                            ------------------------------------
Balance at end of year                      $ 1,891       $ 2,566       $ 2,197
                                            ====================================

      Beginning in 1998, the Company recorded a valuation allowance for non-strategic inventory. The valuation allowance totaled approximately $1.7 million at year-end 2000 and approximately $1.9 million at year ends 1999 and 1998.

Note D--Shareowners' Equity and Related Matters

      The Company's Long-Term Incentive Plan was established to enable key employees to participate in the future growth and profitability of the Company by offering them long-term performance-based incentive compensation through issuance of stock options and performance share awards, which are vested based on achievement of performance goals. The Plan originally provided for 550,000 shares of common stock to be issued through the issuance of stock options and performance share awards. On February 2, 2001, the Board of Directors approved, subject to shareowner approval at the annual shareowner meeting to be on May 2, 2001, an amendment to the Long-Term Incentive Plan increasing by 150,000 the number of shares issuable thereunder. Performance shares awarded are earned and vested at the rate of 20% per year and become issuable 10 years after the date of award. During 2000, 17,000 performance shares (17,300 shares in 1999 and 19,500 in 1998) were awarded at average weighted fair values of $10.75 per share for 2000 and $13.00 per share for 1999 and 1998. At December 31, 2000, there were 104,000 performance shares awarded but unissued.

      The Company also has a stock option plan for non-employee directors in addition to the Long-Term Incentive Plan for key employees. The following table summarizes information about stock option transactions:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                    Number of       Exercise Price      Price
                                     Shares           Per Share       Per Share
--------------------------------------------------------------------------------
Outstanding at December 27, 1997     117,500        $ 9.25 - 14.50      $12.24
--------------------------------------------------------------------------------
    Granted                          196,400         11.13 - 13.25       13.09
    Exercised                         (1,000)                 9.31        9.31
    Forfeited                        (18,800)         9.25 - 14.50       12.80
--------------------------------------------------------------------------------
Outstanding at December 26, 1998     294,100          9.25 - 14.50       12.78
--------------------------------------------------------------------------------
    Granted                           36,300         11.88 - 12.25       12.11
    Exercised                         (1,000)                 9.31        9.31
    Forfeited                        (17,300)         9.25 - 14.50       12.26
--------------------------------------------------------------------------------
Outstanding at December 25, 1999     312,100          9.25 - 14.50       12.74
--------------------------------------------------------------------------------
    Granted                          156,400         10.06 - 11.88       10.10
    Exercised                           (200)                 9.25        9.25
    Forfeited                        (36,400)         9.25 - 14.38       12.61
--------------------------------------------------------------------------------
Outstanding at December 31, 2000     431,900        $ 9.25 - 14.38      $11.80
================================================================================

      The number of shares exercisable were 154,000, 131,500, and 112,100 as of the year-ends 2000, 1999 and 1998, respectively. The fair value of options granted was $2.89, $4.14 and $4.68 per share in 2000, 1999 and 1998, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 2.8, 2.3 and 2.1 percent; expected volatility of 24, 29 and 29 percent; risk-free interest rates of 5.3, 5.1 and 5.1 percent and expected lives of 10 years for all years.

      Options outstanding at December 31, 2000 are composed of the following:

                 ---------------------------------------------------------------
                                   Outstanding                   Exercisable
                                    Weighted
                                     Average     Weighted   Number of   Weighted
                     Number of      Remaining    Average    Shares at   Average
Range of Exercise    Shares at     Contractual   Exercise   Dec. 31,    Exercise
     Prices        Dec. 31, 2000      Life        Price       2000      Price
--------------------------------------------------------------------------------
$ 9.25 - 11.13       180,900          9.01        $ 9.96     26,900     $ 9.31
 11.88 - 13.06        65,400          8.02         12.33     26,100      12.35
 13.13 - 14.00       144,600          7.28         13.13     60,000      13.14
         14.38        41,000          3.33         14.38     41,000      14.38
--------------------------------------------------------------------------------
$ 9.25 - 14.38       431,900          7.74        $11.80    154,000     $12.67
================================================================================

      All options expire 10 years after the date of grant. There are 136,000 shares (assuming approval of the amendment to the Plan by shareowners at the May 3, 2001, annual meeting) reserved for future issuance under the Long-Term Incentive Plan and 28,000 shares reserved for future issuance under the stock option plan for non-employee directors.

      Holders of common shares received a distribution of one right for each common share held on February 16, 2000. The rights become exercisable ten days after a person or group acquires or commences a tender or exchange offer that could result in the acquisition of 20% or more of the Company's common shares (except pursuant to an offer for all shares determined by the non-officer Directors to be fair and in the best interest of the Company and its shareowners). The rights also become exercisable 10 days after an acquisition of 20% of the Company's common shares or more by a person or group deemed by the Board of Directors to have interests adverse to those of the Company and its shareowners. Each right would, subject to certain adjustments and alternatives, entitle the rightholder to purchase common shares of the Company having a market value of $50 based on a price per share equal to 50% of the then fair market value of the shares. The rights are nonvoting, may generally be redeemed by the Company at a price of 1 cent per right and expire on February 15, 2010. The Company covenants and agrees that it will cause to be reserved and kept available out of its authorized and unissued shares of common stock the number of shares of common stock that, as provided in the Rights Agreement, will be sufficient to permit the exercise in full of all outstanding rights.

      The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, stock options do not constitute compensation expense in the determination of net income. Had stock option compensation expense been determined pursuant to the methodology provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the proforma effect on results of operations would have been a decrease in net income of $84,000, or 2 cents per common share in 2000, and a reduction of less than 2 cents per share in 1999 and 1998.

      On November 9, 2000, the Company announced its intention to purchase up to 1,500,000 shares of the Company's common stock pursuant to a Dutch auction self-tender offer at a price range of $10 to $12 per share. The Dutch auction was concluded on December 15, 2000, with the purchase of 1,189,113 shares at a price of $12 per share. The Board of Directors has authorized the Company to repurchase from time to time on the open market up to 2,500,000 shares (excluding the Dutch auction tender offer) of the Company's common stock. Shares repurchased on the open market totaled 464,598 shares at prices ranging from $9.75 to $13 in 2000, 539,026 shares at prices ranging from $11.75 to $13 in 1999 and 1,370,640 shares at prices ranging from $11.25 to $13.19 per share in 1998.

Note E--Debt and Lease Transactions

      The Company has available, under lines of credit arrangements with several banks, $40 million in unsecured short-term borrowings. The interest rate applicable when using these lines is dependent upon a variety of formulae which utilize different money rate pricing indexes. In no case does the interest rate exceed the Prime Rate and there are no commitment fees. The terms of these credit arrangements are reviewed annually. There were no borrowings outstanding under these arrangements at year-end 2000 and 1999. The Company also has unused letters of credit in the amount of $5.5 million related to liability coverage and bonds payable.

      Long-term debt consisted of the following obligations:

(in thousands)                                       December 31,   December 25,
                                                         2000           1999
                                                     ---------------------------
Unsecured notes to insurance company,
  due in annual installments of
  $2,050 in 2001 and $2,460 in 2002
  Interest is payable quarterly at 8.65%               $ 4,510        $ 8,570
Unsecured notes to insurance company,
  due in annual installments of
  $2,000 in 2001 and 2002
  Interest is payable semi-annually
  at 8.99%                                               4,000          4,000
Michigan Strategic Fund limited
  obligation revenue bonds, payable
  in 2001. Interest varies weekly
  at prevailing market rates for
  similar tax exempt securities
  (average of 4.29% for 2000) and is
  paid quarterly                                         3,300          3,300
Other                                                      783            912
                                                     ---------------------------
Total long-term debt                                    12,593         16,782
Less amount due in one year                              7,482          4,189
                                                     ---------------------------
Long-term debt, net of current
  maturities                                           $ 5,111        $12,593
                                                     ===========================

      Properties at December 31, 2000 with a net carrying value of approximately $2,218,000 are pledged as collateral for the revenue bonds.

      Maturities of long-term debt for each of the four years following 2001 approximate: $4,595,000 in 2002; $139,000 in 2003; $143,000 in 2004 and $130,000
in 2005.

      The Company leases certain facilities and equipment under various operating leases. Lease expense for such facilities and equipment totaled approximately $402,000 in 2000, $504,000 in 1999 and $566,000 in 1998. Future
minimum lease payments for each of the next five years approximate $331,000 and aggregate $1,381,000 thereafter.

Note F--Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are:

(in thousands)                                      December 31,    December 25,
                                                        2000            1999
                                                    ----------------------------
Deferred tax assets:
  Basis differences in properties                      $  279          $  359
  Compensation and employee benefits                      541             560
  Allowance for doubtful accounts                         733           1,001
  Basis differences in inventories                        757             960
  Store closings                                          730             281
  Insurance claims accrual                                 46              61
  Other                                                    59              61
                                                    ----------------------------
Total deferred tax assets                              $3,145          $3,283
                                                    ============================

      The provisions for income taxes consist of:

                                                  For The Year Ended
                                       -----------------------------------------
(in thousands)                         December 31,  December 25,   December 26,
                                           2000          1999           1998
                                       -----------------------------------------
Current:
  Federal                                $   698       $ 3,517        $ 3,273
  State                                      494           879          1,064
Deferred Federal and
  State (benefit)                            138          (295)            70
                                       -----------------------------------------
Total provision for income taxes         $ 1,330       $ 4,101        $ 4,407
                                       =========================================

         A reconciliation of the income tax provisions and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes, is as follows:

                                              For The Year Ended
                                  ----------------------------------------------
(in thousands)                    December 31,     December 25,    December 26,
                                      2000             1999            1998
                                  ----------------------------------------------

Computed amount                     $   992          $ 3,528         $ 3,803
State income taxes, net
  of federal income tax
  Benefit                               338              556             708
Tax exempt investment
  Income                                (35)              --            (116)
Other                                    35               17              12
                                  ----------------------------------------------
Total provision for
  income taxes                      $ 1,330          $ 4,101         $ 4,407
                                  ==============================================

Note G--Store-Closings and Sales

      During 2000, the Company closed eight stores and identified six additional locations which do not meet the Company's strategic and financial expectations. Closing costs associated with these stores approximated $5 million including $2.1 million recorded as a charge to cost of sales. The closing costs were primarily related to liquidating inventory and absorbing certain other on-going fixed costs. One store was closed in 1999 and seven stores were closed in 1998. Closing costs totaled $1.5 million in 1999 including $200,000 recorded as a charge to cost of sales, and $3.5 million in 1998 including $1.5 million recorded as a charge to cost of sales. Real estate owned related to closed stores is held for sale and included with other assets on the accompanying consolidated balance sheets.

      On February 1, 1999, the Company sold inventory, trade receivables and equipment related to six of its stores to Stock Lumber Co. The selling price, which approximated net book value, was approximately $10 million.

Note H--Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash and Cash Equivalents and Certificates of Deposit. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and certificates of deposit approximates their fair values.

Accounts Receivable and Accounts Payable. The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate their fair values.

Long-Term Debt. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current borrowing rates for similar types of borrowing arrangements. The carrying amounts and fair values of the Company's financial instruments are as follows:

                                       December 31,              December 25,
(in thousands)                             2000                      1999
                                 ---------------------  ------------------------
                                 Carrying       Fair       Carrying       Fair
                                  Amount        Value       Amount        Value
                                 ---------------------  ------------------------

Cash and cash equivalents         $ 1,705      $ 1,705      $ 3,217      $ 3,217
Certificates of deposit            10,000       10,000           --           --
Trade receivables                  17,457       17,457       33,741       33,741
Builder Finance Program
   receivables                      1,478        1,478        5,220        5,220
Accounts payable                    6,318        6,318       12,467       12,467
Long-term debt including
   current portion                 12,593       12,721       16,782       16,867

Note I--Contingencies

      Various lawsuits arising during the normal course of business are pending against the Company. In the opinion of management based upon discussion with legal counsel the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's consolidated results of operations, liquidity or financial position.

Corporate Information

ANNUAL MEETING

      The Annual Meeting of shareowners of Wolohan Lumber Co. will be held May 3, 2001, 2 p.m., at the Citizens Bank Building, 101 N. Washington Avenue, Saginaw, Mich. Shareowners are welcome.

COPIES OF REPORTS

      Shareowners may obtain additional copies of this report and quarterly 10Q reports by writing to the Company's Investor Relations Dept., Wolohan Lumber Co., P.O. Box 3235, Saginaw, MI 48605. To view quarterly information please visit our website at: http://www.wolohan.com. The Company will no longer issue quarterly reports to Shareholders.

HEADQUARTERS

Wolohan Lumber Co. Administrative Offices
1740 Midland Road
P.O. Box 3235
Saginaw, MI 48605
(517) 793-4532

COMMON STOCK

Wolohan's common stock trades on The Nasdaq Stock Market(TM) under the symbol WLHN.

TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
(800) 368-5948

GENERAL COUNSEL

Dickinson Wright PLLC
500 Woodward Avenue, Suite 4000
Detroit, MI 48226

INDEPENDENT AUDITORS

Rehmann Robson, P.C.
5800 Gratiot
Saginaw, MI 48603

BOARD OF DIRECTORS

James L. Wolohan
Chairman of the Board,
President and Chief
Executive Officer;
Director since 1986

Hugo E. Braun, Jr.
Partner, Braun Kendrick
Finkbeiner,
Attorneys-at-Law;
Director since 1984

Leo B. Corwin
President, Txcor, Inc.;
Director since 1992

Charles Weeks
Chairman and formerly
Chief Executive Officer of
Citizens Banking Corp.;
Director since 1996

Lee A. Shobe
formerly President and
Chief Executive Officer of
Dow Brands, Inc.;
Director since 1996

John A. Sieggreen
Executive Vice President
and Chief Operating
Officer;
Director since 1999

COMMITTEES

Management Review
Committee
Lee A. Shobe,
Chairman
Hugo E. Braun, Jr.
Leo B. Corwin
Charles R. Weeks

Audit Committee
Hugo E. Braun, Jr.,
Chairman
Leo B. Corwin
Lee A. Shobe
Charles R. Weeks

Compensation Committee
Charles R. Weeks, Chairman
Hugo E. Braun, Jr.

OFFICERS

James L. Wolohan
Chairman of the Board,
President and Chief
Executive Officer

Daniel P. Rogers
Senior Vice President-
General Merchandise
Manager and President
of the CML Division

John A. Sieggreen
Executive Vice President
and Chief Operating Officer

David G. Honaman
Senior Vice President-
Secretary and Chief
Financial Officer

Edward J. Dean
Corporate Controller