Form 10-Q
period 2001-03-31
WOLOHAN LUMBER CO
filed 2001-05-15
CIK 108079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarter ended                        March 31, 2001
                      ----------------------------------------------------------



[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                          to
                               ------------------------    --------------------

Commission file number                       0-6169
                       ---------------------------------------------------------


                               WOLOHAN LUMBER CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                         38-1746752
----------------------------                    --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)


                   1740 Midland Road, Saginaw, Michigan 48603
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (989) 793-4532
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X] No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $1 par value -- 3,302,089 shares as of April 30, 2001.

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                                     MAR. 31,              DEC. 31,
                                                                                                       2001                 2000
                                                                                                       ----                 ----
                                                                                                   (Unaudited)              (Note)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                                 $   6,087              $   1,705
         Certificates of deposit                                                                       3,000                 10,000
         Trade receivables, net                                                                       17,480                 17,457
         Builder Finance Program receivables                                                           1,062                  1,478
         Inventories - at average cost                                                                32,200                 32,524
         Reduction to LIFO cost                                                                       (9,397)                (9,397)
                                                                                                   ---------              ---------
         Inventories at the lower of LIFO cost or market                                              22,803                 23,127
         Other current assets                                                                          2,665                  2,765
                                                                                                   ---------              ---------
TOTAL CURRENT ASSETS                                                                                  53,097                 56,532

NET PROPERTIES AND EQUIPMENT                                                                          33,473                 36,557
OTHER ASSETS                                                                                          14,128                 13,468
                                                                                                   ---------              ---------
TOTAL ASSETS                                                                                       $ 100,698              $ 106,557
                                                                                                   =========              =========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
         Trade accounts payable                                                                    $   9,905              $   6,318
         Employee compensation and accrued expenses                                                    8,144                  9,882
         Current portion of long-term debt                                                             3,703                  7,482
                                                                                                   ---------              ---------
TOTAL CURRENT LIABILITIES                                                                             21,752                 23,682

LONG-TERM DEBT, less current portion                                                                   2,385                  5,111
                                                                                                   ---------              ---------
TOTAL LIABILITIES                                                                                     24,137                 28,793

SHAREOWNERS' EQUITY
         Common stock                                                                                  3,351                  3,388
         Retained earnings                                                                            73,210                 74,376
                                                                                                   ---------              ---------
TOTAL SHAREOWNERS' EQUITY                                                                             76,561                 77,764
                                                                                                   ---------              ---------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                          $ 100,698              $ 106,557
                                                                                                   =========              =========

Note: The consolidated balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                                                                                        THREE MONTHS ENDED
                                                                                                        ------------------
                                                                                                MAR. 31,                   MAR. 25,
                                                                                                  2001                       2000
                                                                                                  ----                       ----
NET SALES                                                                                       $ 44,380                   $ 66,834
Cost of sales                                                                                     33,964                     51,032
                                                                                                --------                   --------
Gross profit                                                                                      10,416                     15,802
Other operating income                                                                               704                        643
                                                                                                --------                   --------
Total operating income                                                                            11,120                     16,445
OPERATING EXPENSES
  Selling, general and administrative                                                             11,549                     16,378
  Store closing costs (recoveries)                                                                   (41)                       445
  Depreciation and amortization                                                                    1,687                      1,837
                                                                                                --------                   --------
  Total operating expenses                                                                        13,195                     18,660
                                                                                                --------                   --------

LOSS FROM OPERATIONS                                                                              (2,075)                    (2,215)
OTHER INCOME (EXPENSES)
  Interest expense                                                                                  (190)                      (266)
  Interest income                                                                                    168                         95
  Gain on sale of properties                                                                       1,073                        393
                                                                                                --------                   --------
  Other income, net                                                                                1,051                        222
                                                                                                --------                   --------

LOSS BEFORE INCOME TAXES                                                                          (1,024)                    (1,993)
Income tax benefit                                                                                   409                        787
                                                                                                --------                   --------
NET LOSS                                                                                        $   (615)                  $ (1,206)
                                                                                                ========                   ========

Average shares outstanding                                                                         3,373                      4,981

Net loss per share, basic                                                                       $   (.18)                  $   (.24)
Net loss per share, assuming dilution                                                           $   (.18)                  $   (.24)

Dividends per share                                                                             $    .07                   $    .07



See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)


                                                               COMMON SHARES                                              TOTAL
                                                               -------------            ADDITIONAL       RETAINED      SHAREOWNERS'
                                                          SHARES           AMOUNT        CAPITAL         EARNINGS         EQUITY
                                                          ------           ------        -------         --------         ------
Balances at December 31, 2000                              3,388          $ 3,388          $--           $ 74,376        $ 77,764
Net loss                                                                                                     (615)           (615)
Cash dividends--$.07 per share                                                                               (237)           (237)
Shares issued under Long-Term
    Incentive Plan                                            10               10            85              --                95
Shares purchased and retired                                 (47)             (47)          (85)             (314)           (446)
                                                          ------          -------          ----          --------        --------

Balances at March 31, 2001                                 3,351          $ 3,351          $--           $ 73,210        $ 76,561
                                                          ======          =======          ====          ========        ========




See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)


                                                                                                          THREE MONTHS ENDED
                                                                                                          ------------------
                                                                                                     MAR. 31,             MAR. 25,
                                                                                                       2001                2000
                                                                                                       ----                ----
OPERATING ACTIVITIES
Net loss                                                                                             $  (615)            $(1,206)
Adjustments to reconcile net loss to
  cash provided by operating activities
          Depreciation                                                                                 1,612               1,762
          Amortization                                                                                    75                  75
          Provision for losses on accounts receivable                                                     86                  27
          Gain on sale of properties                                                                  (1,073)               (300)
          Gain on sale of fixed assets                                                                  (266)                (93)
          Changes in operating assets and liabilities
              Accounts receivable                                                                       (109)              5,011
              Builder Finance Program receivables                                                        416                 618
              Other assets                                                                               142              (1,766)
              Inventories                                                                                324              (1,517)
              Accounts payable and accrued expenses                                                    1,989                 105
                                                                                                     -------             -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              2,581               2,716
                                                                                                     -------             -------

INVESTING ACTIVITIES
Proceeds from maturities of certificates of deposit                                                    7,000                --
Purchases of property and equipment                                                                     (147)             (1,065)
Proceeds from the sale of properties                                                                   2,181                 982
                                                                                                     -------             -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                    9,034                 (83)
                                                                                                     -------             -------

FINANCING ACTIVITIES
Net credit lines borrowings                                                                             --                 1,000
Payments on long-term debt                                                                            (6,505)             (4,092)
Purchase of common stock                                                                                (491)             (1,267)
Dividends paid                                                                                          (237)               (347)
                                                                                                     -------             -------

NET CASH USED IN FINANCING ACTIVITIES                                                                 (7,233)             (4,706)
                                                                                                     -------             -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       4,382              (2,073)

Cash and cash equivalents at beginning of period                                                       1,705               3,217
                                                                                                     -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 6,087             $ 1,144
                                                                                                     =======             =======


See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2001

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

         The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

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

         Results Of Operations
         ---------------------

         The first-quarter 2001 loss was $615,000 (18 cents per share), compared with a loss of $1.2 million (24 cents per share) for first-quarter 2000. The Company's business is subject to seasonal influences, with lower sales historically recorded in the first quarter, often resulting in a net loss.

         The decline in the net loss for the quarter ended March 31, 2001, compared with the first quarter of the prior year reflects:

         1. Operating losses of $441,000 associated with four discontinued stores in 2001 (in the fourth quarter 2000, the Company also accrued and expensed $492,000 of store closing costs associated with these four stores), compared with $574,000 of operating losses (inclusive of store closing costs of $445,000) incurred from two discontinued stores in first-quarter 2000.

         2. Gains from the sale of real estate properties of $1,073,000, compared with $300,000 of gains in first-quarter 2000.

         3.   A $177,000 reduction in net interest expense.

         Sales totaled $44.4 million for the 2001 first quarter, compared with $66.8 million for first-quarter 2000. Sales at comparable stores decreased 21 percent in the 2001 first quarter from first-quarter 2000. Sales in the 2001 first quarter were negatively affected by significant price deflation in lumber and structural panel products combined with slower construction activity and the Company's previous decision in 2000 to reduce or eliminate certain product categories which are inconsistent with the Company's long-term strategies.

         The per-share loss for the 2001 first quarter was increased by a reduction in outstanding common shares. The Company repurchased 47,000 shares during the first quarter of 2001 and repurchased 1,654,000 shares during the year ended December 31, 2000. Outstanding shares for the 2001 first quarter were 32-percent lower compared with first-quarter 2000. This reduction in outstanding shares will result in increased earnings per share, then would have been realized, as the Company moves into positive income-producing months of 2001.

         Gross margins in first-quarter 2001 were 23.5 percent, compared with
         23.6 percent in 2000's first quarter. The significant reduction in sales revenue, however, resulted in a 34 percent decline in gross margin dollars.

         The Company reduced its operating expenses (excluding store closing costs) from $18.2 million in first quarter 2000 to $13.2 million in first quarter 2001. However, the impact of certain fixed and semi-fixed operating costs being absorbed by lower sales volume caused the operating expense ratio to rise to 29.8 percent in first quarter 2001, compared with 27.2 percent for first quarter 2000.

         The effective tax rate (federal and state) for first-quarter 2001 was 40 percent, compared with 39.5 percent for first-quarter 2000.

         At March 31, 2001 the Company had 36 stores compared with 47 locations at the end of the 2000 first quarter.

         Financial Condition
         -------------------

         At March 31, 2001, the Company's balance sheet remained strong. Net working capital at March 31, 2001, totaled $31.3 million, compared with $49.3 million at March 25, 2000, and $32.9 million at Dec. 31, 2000. The current ratio at March 31, 2001, was 2.4 to 1, compared with 2.6 to 1 at March 25, 2000, and 2.4 to 1 at Dec. 31, 2000.

         Cash and cash equivalents totaled $6.1 million at March 31, 2001, compared with $1.1 million at March 25, 2000, and $1.7 million at Dec. 31, 2000. The Company also had certificates of deposit totaling $3 million at March 31, 2001 and $10 million at year-end 2000. The liquidity ratio at March 31, 2001, was .42 to 1, compared to .04 to 1 at March 25, 2000, and .49 to 1 at Dec. 31, 2000.

         Cash and cash equivalents increased $4.4 million during the 2001 first quarter. Operating activities provided net cash of $2.6 million in the first quarter of 2001. Investing activities in first-quarter 2001 included $7 million of proceeds from maturities of certificates of deposit and $2.2 million of proceeds from the sale of properties, primarily from two closed facilities. Financing activities in first-quarter 2001 used net cash of $7.2 million and included $6.5 million for payments on long-term debt, $.5 million for the purchase of 47,000 shares of Company common stock at an average price of $10.34 per share and $.2 million for a dividend payment.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs.

         Invested capital (long-term debt and shareowners' equity) was equal to 78% of total assets at March 31, 2001, the same as fiscal year-end 2000. At March 31, 2001, the total long-term debt-to-asset ratio was .02, versus .05 at fiscal year-end 2000 and the ratio of equity to total assets was .76:1 versus .73:1 at fiscal year-end 2000.

         Outlook
         -------

         The Company plans to continue to focus on revenue growth and operating improvement at existing stores through the advancement of services to its target customers and development of operating efficiencies. However, a sluggish economy, low selling prices on lumber and structural panel products and lower building starts may continue to depress sales activity into the second half of the year. The Company plans to work to further strengthen its balance sheet by improving management of working capital at existing operations and redeploying investments which do not meet its strategic profit model. The Company has consistently utilized its strategic profit model to evaluate overall performance of its assets and will continue to do so. Adherence to this model may result in additional store closings or other asset redeployments.

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




                                                WOLOHAN LUMBER CO.
                                  ----------------------------------------------
                                  Registrant




Date:    May 9, 2001              /s/ David G. Honaman
      -----------------           ----------------------------------------------
                                  David G. Honaman
                                  Senior Vice President, Chief Financial Officer
                                  and Secretary (Principal Financial Officer)


Date:    May 9, 2001              /s/ Edward J. Dean
      -----------------           ----------------------------------------------
                                  Edward J. Dean
                                  Corporate Controller
                                  (Principal Accounting Officer)