Form 10-Q
period 2001-06-30
WOLOHAN LUMBER CO
filed 2001-07-25
CIK 108079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                      June 30, 2001
                      ----------------------------------------------------------



[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                        0-6169
                       ---------------------------------------------------------


                               WOLOHAN LUMBER CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Michigan                                  38-1746752
------------------------------------      --------------------------------------
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

Common stock, $1 par value -- 3,305,206 shares as of June 30, 2001.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                                    JUNE 30,               DEC. 31,
                                                                                                      2001                   2000
                                                                                                      ----                   ----
                                                                                                  (Unaudited)               (Note)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                                 $   4,093              $   1,705
         Certificates of deposit                                                                       7,000                 10,000
         Trade receivables, net                                                                       21,355                 17,457
         Builder Finance Program receivables                                                             578                  1,478
         Inventories - at average cost                                                                32,142                 32,524
         Reduction to LIFO cost                                                                       (9,397)                (9,397)
                                                                                                   ---------              ---------
         Inventories at the lower of LIFO cost or market                                              22,745                 23,127
         Other current accounts                                                                        2,473                  2,765
                                                                                                   ---------              ---------
TOTAL CURRENT ASSETS                                                                                  58,244                 56,532

NET PROPERTIES AND EQUIPMENT                                                                          29,960                 36,557
OTHER ASSETS                                                                                          14,782                 13,468
                                                                                                   ---------              ---------
TOTAL ASSETS                                                                                       $ 102,986              $ 106,557
                                                                                                   =========              =========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
         Trade accounts payable                                                                    $  12,611              $   6,318
         Employee compensation and accrued expenses                                                    9,128                  9,882
         Current portion of long-term debt                                                             3,703                  7,482
                                                                                                   ---------              ---------
TOTAL CURRENT LIABILITIES                                                                             25,442                 23,682

LONG-TERM DEBT, less current portion                                                                     359                  5,111
                                                                                                   ---------              ---------
TOTAL LIABILITIES                                                                                     25,801                 28,793

SHAREOWNERS' EQUITY
         Common stock                                                                                  3,305                  3,388
         Retained earnings                                                                            73,880                 74,376
                                                                                                   ---------              ---------
TOTAL SHAREOWNERS' EQUITY                                                                             77,185                 77,764
                                                                                                   ---------              ---------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                          $ 102,986              $ 106,557
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

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                                                                                        THREE MONTHS ENDED
                                                                                                        ------------------
                                                                                                JUNE 30,                   JUNE 24,
                                                                                                  2001                       2000
                                                                                                  ----                       ----
NET SALES                                                                                       $ 68,257                   $ 91,019
Cost of sales                                                                                     52,783                     69,461
                                                                                                --------                   --------
Gross profit                                                                                      15,474                     21,558
Other operating income                                                                               725                        870
                                                                                                --------                   --------
Total operating income                                                                            16,199                     22,428
OPERATING EXPENSES
  Selling, general and administrative                                                             12,679                     18,278
  Store closing costs (recoveries)                                                                   (62)                        40
  Depreciation and amortization                                                                    1,576                      1,787
                                                                                                --------                   --------
Total operating expenses                                                                          14,193                     20,105
                                                                                                --------                   --------

INCOME FROM OPERATIONS                                                                             2,006                      2,323
OTHER INCOME (EXPENSES)
  Interest expense                                                                                  (101)                      (262)
  Interest income                                                                                     99                        141
  Gain on sale of properties                                                                          83                         12
                                                                                                --------                   --------
  Other income (expense), net                                                                         81                       (109)
                                                                                                --------                   --------

INCOME BEFORE INCOME TAXES                                                                         2,087                      2,214
Income taxes                                                                                         792                        752
                                                                                                --------                   --------
NET INCOME                                                                                      $  1,295                   $  1,462
                                                                                                ========                   ========

Average shares outstanding                                                                         3,306                      4,829

Net income per share, basic                                                                     $    .38                   $    .29
Net income per share, assuming dilution                                                         $    .38                   $    .29

Dividends per share                                                                             $    .07                   $    .07



See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                                                                                         SIX MONTHS ENDED
                                                                                                         ----------------
                                                                                                JUNE 30,                   JUNE 24,
                                                                                                  2001                       2000
                                                                                                  ----                       ----
NET SALES                                                                                      $ 112,637                  $ 157,853
Cost of sales                                                                                     86,747                    120,493
                                                                                               ---------                  ---------
Gross profit                                                                                      25,890                     37,360
Other operating income                                                                             1,429                      1,643
                                                                                               ---------                  ---------
Total operating income                                                                            27,319                     39,003
OPERATING EXPENSES
Selling, general and administrative                                                               24,261                     34,489
Store closing costs (recoveries)                                                                    (103)                       485
Depreciation and amortization                                                                      3,263                      3,624
                                                                                               ---------                  ---------
Total operating expenses                                                                          27,421                     38,598
                                                                                               ---------                  ---------

(LOSS) INCOME  FROM OPERATIONS                                                                      (102)                       405
OTHER INCOME (EXPENSES)
Interest expense                                                                                    (291)                      (529)
Interest income                                                                                      267                        200
Gain on sale of properties                                                                         1,156                        312
                                                                                               ---------                  ---------
Other income (expense), net                                                                        1,132                        (17)
                                                                                               ---------                  ---------

INCOME BEFORE INCOME TAXES                                                                         1,030                        388
Income taxes                                                                                         350                        132
                                                                                               ---------                  ---------
NET INCOME                                                                                     $     680                  $     256
                                                                                               =========                  =========

Average shares outstanding
                                                                                                   3,339                      4,905

Net income per share, basic                                                                    $     .20                  $     .05
Net income per share, assuming dilution                                                        $     .20                  $     .05

Dividends per share                                                                            $     .14                  $     .14



See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)

                                                              COMMON STOCK                                                TOTAL
                                                              ------------           ADDITIONAL        RETAINED        SHAREOWNERS'
                                                         SHARES          AMOUNT        CAPITAL         EARNINGS           EQUITY
                                                         ------          ------        -------         --------           ------
Balances at December 31, 2000                            3,388          $ 3,388          $ --          $ 74,376          $ 77,764
Net loss                                                                                                   (615)             (615)
Cash dividends--$.07 per share                                                                             (237)             (237)
Shares issued under Long-Term
    Incentive Plan                                          10               10            85                                  95
Shares repurchased and retired                             (47)             (47)          (85)             (314)             (446)
                                                        ------          -------          ----          --------          --------

Balances at March 31, 2001                               3,351            3,351            --            73,210            76,561
Net income                                                                                                1,295             1,295
Cash dividends--$.07 per share                                                                             (231)             (231)
Share issued under Long-Term
    Incentive Plan                                           3                3            30                --                33
Shares repurchased and retired                             (49)             (49)          (30)             (394)             (473)
                                                        ------          -------          ----          --------          --------

Balances at June 30, 2001                                3,305          $ 3,305          $ --          $ 73,880          $ 77,185
                                                        ======          =======          ====          ========          ========

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)


                                                                                                            SIX MONTHS ENDED
                                                                                                            ----------------
                                                                                                     JUNE 30,              JUNE 24,
                                                                                                       2001                  2000
                                                                                                       ----                  ----
OPERATING ACTIVITIES
Net income                                                                                           $   680               $    256
Adjustments to reconcile net income to net
  cash provided by operating activities
          Depreciation                                                                                 3,113                  3,474
          Amortization                                                                                   150                    150
          Provision for losses on accounts receivable                                                    150                    277
          Gain on sale of properties                                                                  (1,156)                  (312)
          Loss (gain) on sale of equipment                                                               124                   (193)
          Changes in operating assets & liabilities
              Accounts receivable                                                                     (4,048)                 3,489
              Builder Finance Program receivables                                                        900                  2,752
              Other assets                                                                                50                    262
              Inventories                                                                                382                  2,450
              Accounts payable and accrued expenses                                                    5,711                    598
                                                                                                     -------               --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              6,056                 13,203
                                                                                                     -------               --------

INVESTING ACTIVITIES
Proceeds from maturities of certificates of deposit, net                                               3,000                     --
Purchases of property and equipment                                                                     (340)                (3,063)
Proceeds from the sale of properties and equipment                                                     3,634                  1,696
                                                                                                     -------               --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                    6,294                 (1,367)
                                                                                                     -------               --------

FINANCING ACTIVITIES
Net credit lines borrowings                                                                               --                  1,000
Payments on long-term debt                                                                            (8,531)                (4,125)
Purchases of common stock                                                                               (963)                (3,616)
Dividends paid                                                                                          (468)                  (684)
                                                                                                     -------               --------

NET CASH USED IN FINANCING ACTIVITIES                                                                 (9,962)                (7,425)
                                                                                                     -------               --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                  2,388                  4,411

Cash and cash equivalents at beginning of period                                                       1,705                  3,217
                                                                                                     -------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 4,093               $  7,628
                                                                                                     =======               ========


See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2001

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

         The Company's business is seasonal in nature and subject to general economic conditions and outside factors and, accordingly, its operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

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

         Results Of Operations

         Net income was $1.3 million (38 cents per share) for the second-quarter 2001, compared with $1.5 million (29 cents per share) for the second quarter of 2000. The earnings decline in second quarter 2001 resulted from a 25.0 percent decrease in sales which was offset, in part, by a 29.4-percent decline in operating expenses. Net income for the first half of 2001 totaled $680,000 (20 cents per share), compared with $256,000 (5 cents per share) for the similar period of 2000. The

         2001 first-half results included 23 cents per share from gains on the sale of properties, compared with 4 cents per share in the 2000 period.

         In addition to the affect from the change in net income, earnings per share were positively impacted by lower average shares outstanding in the second-quarter of 2001 and the six-month period of 2001, compared with the same periods of 2000. Average shares outstanding in the second-quarter and first-half of 2001 were 3,306,000 and 3,339,000, respectively, compared with 4,829,000 and 4,905,000, respectively, for the same periods in 2000. The Board of Directors has authorized the Company to repurchase from time to time on the open market shares of the Company's common stock.

         Sales totaled $68.3 million for the second-quarter 2001, falling 25.0 percent from the second-quarter 2000 sales of $91.0 million. Sales for comparable stores declined 9 percent in the second quarter of 2001 from the second quarter of 2000. Sales for the six-month period ended June 30, 2001 were $112.6 million, a 28.6-percent decrease from the corresponding period a year earlier. Sales for comparable stores declined 14 percent for the 2001 six-month period from the same period in 2000. Sales in the second quarter and first half of 2001 were negatively affected by significant price deflation in lumber and structural panel products combined with slower construction activity and the Company's previous decision in 2000 to reduce or eliminate certain product categories which are inconsistent with the Company's long-term strategies.

         The sales mix for the second-quarter 2001 was approximately 57 percent contractor-builder sales and 43 percent project-consumer sales, compared with a 60/40 mix in the second-quarter 2000. For the six-month period, builder sales accounted for approximately 62 percent of total sales in 2001 and 64 percent in 2000.

         Gross margins for the second-quarter and six-month period of 2001 were
         22.7 percent and 23.0 percent, respectively. Gross margins for the second-quarter and six-month period of 2000 were 23.7 percent. The lower margins in 2001 are attributed primarily to the more competitive market place due, in part, to the overall slowdown in housing and construction activity.

         The operating expense ratio for the second-quarter of 2001 was 20.8 percent, compared with 22.1 percent for the same period in 2000. The reduction reflects the emphasis placed on improving operating efficiencies combined with the closure of non-productive store locations. The ratio also showed improvement for the six-month period, declining from 24.5 percent in 2000 to 24.3 percent in 2001.

         In the Company's continuing effort to redeploy investments which do not meet its strategic profit model, the Company has closed six stores in the first half of 2001 (eight stores were closed during the full year
         2000). Gains from the sale of properties related to closed stores totaled $83,000 in the second-quarter 2001, compared with $12,000 for second-quarter 2000. For the 2001 six-month period, gains from property sales totaled $1,156,000, compared with $312,000 in the first half of 2000.

         The effective federal income tax rate for the six-month periods of 2001 and 2000 was 34 percent. Previous to 2001, the Company had included certain state taxes with federal income taxes. Such taxes have been reclassified as operating expenses in 2000. The reclassification has no impact on net income. The reclassification increased operating expenses for the second-quarter and six-month period of 2000 by $203,000 and $36,000, respectively, and reduced income tax expense by the same amounts.

         Financial Condition

         At June 30, 2001, the Company's balance sheet remained strong. Net working capital at June 30, 2001, totaled $32.8 million, compared with $32.9 million at Dec. 31, 2000. The current ratio at June 30, 2001, was
         2.3 to 1, compared with 2.4 to 1 at Dec. 31, 2000.

         Cash and cash equivalents were $4.1 million at June 30, 2001, compared with $1.7 million at Dec. 31, 2000. The liquidity ratio at June 30, 2001, was .44 to 1, compared with .49 to 1 at Dec. 31, 2000. Cash and cash equivalents increased $2.4 million during the first half of 2001. Operating activities provided net cash of $6.1 million in the first half of 2001, primarily from reductions in net working capital plus depreciation. Investing activities in the first half of 2001 included $3.6 million of proceeds from the sale of properties and equipment (primarily closed facilities) and $3.0 million of proceeds from maturities of certificates of deposit. Financing activities in the first half of 2001 used net cash of $10.0 million and included $8.5 million for payments on long-term debt, $1.0 million for the purchase of 96,000 shares of Company common stock at an average price of $10.03 per share and $.5 million for dividend payments.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs.

         Invested capital (long-term debt and shareowners' equity) was equal to 75% of total assets at June 30, 2001, compared with 78% at year-end 2000. At June 30, 2001, the total long-term debt-to-asset ratio was .003:1, versus .05:1 at year-end 2000 and the ratio of equity to total assets was .75:1, versus .73:1 at year-end 2000.

         Outlook

         The Company plans to continue to focus on revenue growth and operating improvement at existing stores through the advancement of services to its target customers and development of operating efficiencies. However, a sluggish economy, low selling prices on lumber and structural panel products and lower building starts may continue to depress sales activity into the second half of 2001. The Company plans to work to further strengthen its balance sheet by improving management of working capital at existing operations and redeploying investments which do not meet its strategic profit model. The Company has consistently utilized its strategic profit model to evaluate overall performance of its assets and will continue to do so. Adherence to this model may result in additional store closings or other asset redeployments.

PART II -- OTHER INFORMATION

ITEM 3.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during May 2001:

                  (a) A meeting was held on May 3, 2001 and was an Annual
                  Meeting.

                  (b) Not Applicable

                  (c) At such meeting the following nominees for election as directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The votes cast with respect to each nominee for director are as follows:

                                                                                              Votes to Withhold
                                                                    Votes for                 Authority to Vote
                          Nominee                                    Nominee                   for the Nominee
                          -------                                    -------                   ---------------
                          Hugo E. Braun, Jr.                        2,909,942                      329,527
                          James L. Wolohan                          2,909,663                      329,806
                          Leo B. Corwin                             2,908,142                      331,327
                          Charles R. Weeks                          2,908,042                      331,427
                          Lee A. Shobe                              2,908,042                      331,427
                          John Sieggreen                            2,907,983                      331,486

                  Additionally, stockholders approved a proposal to amend the Company's Long-Term Incentive Plan to increase by 150,000 the number of shares of the Company's common stock which may be issued thereunder. The vote cast with respect to the proposal was 2,842,616 for and 388,801 against.


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




                                                      WOLOHAN LUMBER CO.
                                              ----------------------------------
                                              Registrant




Date:          July 25, 2001                  David G. Honaman
      ------------------------------------    ----------------------------------
                                              David G. Honaman
                                              Vice President - Administration
                                              and Chief Financial Officer


Date:          July 25, 2001                  Edward J. Dean
      -----------------------------------     ----------------------------------
                                              Edward J. Dean,
                                              Corporate Controller
                                              (Principal Accounting Officer)