Form 10-Q
period 2001-09-30
WOLOHAN LUMBER CO
filed 2001-11-14
CIK 108079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                 September 30, 2001
                      --------------------------------------------------------



[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    ------------------

Commission file number                    0-6169
                       -------------------------------------------------------


                               WOLOHAN LUMBER CO.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Michigan                                      38-1746752
------------------------------------          --------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification Number)


                   1740 Midland Road, Saginaw, Michigan 48603
------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (989) 793-4532
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common stock, $1 par value -- 2,027,449 shares as of October 31, 2001.

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION


WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                                          SEPT. 30,                DEC. 31,
                                                                            2001                    2000
                                                                            ----                    ----
                                                                        (Unaudited)                (Note)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                      $  18,273                 $   1,705
         Certificates of deposit                                               --                    10,000
         Trade receivables, net                                            21,818                    17,457
         Builder Finance Program receivables                                   57                     1,478
         Inventories - at average cost                                     29,193                    32,524
         Reduction to LIFO cost                                            (9,397)                   (9,397)
                                                                        ---------                 ---------
         Inventories at the lower of LIFO cost or market                   19,796                    23,127
         Other current accounts                                             2,476                     2,765
                                                                        ---------                 ---------
TOTAL CURRENT ASSETS                                                       62,420                    56,532

NET PROPERTIES AND EQUIPMENT                                               27,810                    36,557
OTHER ASSETS                                                               15,055                    13,468
                                                                        ---------                 ---------
TOTAL ASSETS                                                            $ 105,285                 $ 106,557
                                                                        =========                 =========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
         Trade accounts payable                                         $  11,032                 $   6,318
         Tendered shares payable                                           18,875                        --
         Employee compensation and accrued expenses                        10,958                     9,882
         Current portion of long-term debt                                  3,703                     7,482
                                                                        ---------                 ---------
TOTAL CURRENT LIABILITIES                                                  44,568                    23,682

LONG-TERM DEBT, less current portion                                          333                     5,111
                                                                        ---------                 ---------
TOTAL LIABILITIES                                                          44,901                    28,793

SHAREOWNERS' EQUITY
         Common stock                                                       3,322                     3,388
         Shares to be purchased (1,258 shares)                            (18,875)                       --
         Retained earnings                                                 75,703                    74,376
         Additional capital                                                   234                        --
                                                                        ---------                 ---------
TOTAL SHAREOWNERS' EQUITY                                                  60,384                    77,764
                                                                        ---------                 ---------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                               $ 105,285                 $ 106,557
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

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)


                                                             THREE MONTHS ENDED
                                                             ------------------
                                                        SEPT. 30,            SEPT. 23,
                                                          2001                 2000
                                                          ----                 ----

NET SALES                                              $ 72,250                 $ 90,321
Cost of sales                                            55,621                   68,788
                                                       --------                 --------
Gross profit                                             16,629                   21,533
Other operating income                                      864                      849
                                                       --------                 --------
Total operating income                                   17,493                   22,382
OPERATING EXPENSES
  Selling, general and administrative                    12,854                   17,742
  Store closing costs                                       356                    1,138
  Depreciation and amortization                           1,497                    1,799
                                                       --------                 --------
Total operating expenses                                 14,707                   20,679
                                                       --------                 --------

INCOME FROM OPERATIONS                                    2,786                    1,703
OTHER INCOME (EXPENSES)
  Interest expense                                          (87)                    (267)
  Interest income                                           108                      207
  Gain on sale of properties                                308                       --
                                                       --------                 --------
  Other income (expense), net                               329                      (60)
                                                       --------                 --------

INCOME BEFORE INCOME TAXES                                3,115                    1,643
Income taxes                                              1,059                      558
                                                       --------                 --------
NET INCOME                                             $  2,056                 $  1,085
                                                       ========                 ========

Average shares outstanding                                3,175                    4,680

Net income per share, basic                            $    .63                 $    .23
Net income per share, assuming dilution                $    .60                 $    .22

Dividends per share                                    $    .07                 $    .07





See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)



                                                               NINE MONTHS ENDED
                                                               -----------------
                                                         SEPT. 30,               SEPT. 23,
                                                           2001                     2000
                                                           ----                     ----

NET SALES                                              $ 184,887                 $ 248,174
Cost of sales                                            142,368                   189,281
                                                       ---------                 ---------
Gross profit                                              42,519                    58,893
Other operating income                                     2,293                     2,492
                                                       ---------                 ---------
Total operating income                                    44,812                    61,385
OPERATING EXPENSES
Selling, general and administrative                       36,513                    52,231
Store closing costs                                          855                     1,623
Depreciation and amortization                              4,760                     5,423
                                                       ---------                 ---------
Total operating expenses                                  42,128                    59,277
                                                       ---------                 ---------

INCOME  FROM OPERATIONS                                    2,684                     2,108
OTHER INCOME (EXPENSES)
Interest expense                                            (378)                     (796)
Interest income                                              375                       407
Gain on sale of properties                                 1,464                       312
                                                       ---------                 ---------
Other income (expense), net                                1,461                       (77)
                                                       ---------                 ---------

INCOME BEFORE INCOME TAXES                                 4,145                     2,031
Income taxes                                               1,409                       690
                                                       ---------                 ---------
NET INCOME                                             $   2,736                 $   1,341
                                                       =========                 =========

Average shares outstanding
                                                           3,285                     4,830

Net income per share, basic                            $     .83                 $     .28
Net income per share, assuming dilution                $     .80                 $     .27

Dividends per share                                    $     .21                 $     .21





See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)



                                            COMMON STOCK            SHARES TO BE                                         TOTAL
                                            ------------              PURCHASED             ADDITIONAL     RETAINED    SHAREOWNERS'
                                      SHARES          AMOUNT    SHARES          AMOUNT        CAPITAL      EARNINGS       EQUITY
                                      ------          ------    ------          ------        -------      --------       ------
Balances at Dec. 31, 2000              3,388      $  3,388          --      $        --      $     --      $ 74,376      $ 77,764
Net loss                                                                                                       (615)         (615)
Cash dividends--$.07 per share                                                                                 (237)         (237)
Shares issued under Long-Term
    Incentive Plan                        10            10                                        129                         139
Shares repurchased and retired           (47)          (47)         --               --          (129)         (314)         (490)
                                    --------      --------      ------      -----------      --------      --------      --------

Balances at Mar. 31, 2001              3,351         3,351          --               --            --        73,210        76,561
Net income                                                                                                    1,295         1,295
Cash dividends--$.07 per share                                                                                 (231)         (231)
Shares issued under Long-Term
    Incentive Plan                         3             3                                         30            --            33
Shares repurchased and retired           (49)          (49)         --               --           (30)         (394)         (473)
                                    --------      --------      ------      -----------      --------      --------      --------

Balances at June 30, 2001              3,305         3,305          --               --            --        73,880        77,185

Net income                                                                                                    2,056         2,056
Cash dividends - $.07 per share                                                                                (233)         (233)
Shares issued under Long-Term
    Incentive Plan                        17            17                                        234            --           251
Shares to be  repurchased                 --            --      (1,258)         (18,875)           --            --       (18,875)
                                    --------      --------      ------      -----------      --------      --------      --------

Balances at Sept. 30, 2001             3,322      $  3,322      (1,258)     $   (18,875)     $    234      $ 75,703      $ 60,384
                                    ========      ========      ======      ===========      ========      ========      ========


WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                NINE MONTHS ENDED
                                                                                -----------------
                                                                        SEPT. 30,              SEPT. 23,
                                                                          2001                    2000
                                                                          ----                    ----
OPERATING ACTIVITIES
Net income                                                              $  2,736                 $  1,341
Adjustments to reconcile net income to net
  cash provided by operating activities
          Depreciation                                                     4,531                    5,194
          Amortization                                                       229                      229
          Provision for losses on accounts receivable                        225                      744
          Effect of LIFO                                                      --                   (1,500)
          Gain on sale of properties                                      (1,464)                    (312)
          (Gain) loss on sale of equipment                                  (176)                     153
          Changes in operating assets & liabilities
              Accounts receivable                                         (4,586)                   5,363
              Builder Finance Program receivables                          1,421                    3,393
              Other assets                                                   381                    1,992
              Inventories                                                  3,331                   11,408
              Accounts payable and accrued expenses                        6,213                   (1,936)
                                                                        --------                 --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 12,841                   26,069
                                                                        --------                 --------

INVESTING ACTIVITIES
Proceeds from maturities of certificates of deposit, net                  10,000                       --
Purchases of property and equipment                                         (425)                  (4,053)
Proceeds from the sale of properties and equipment                         4,373                    1,825
                                                                        --------                 --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       13,948                   (2,228)
                                                                        --------                 --------

FINANCING ACTIVITIES
Net credit lines borrowings                                                   --                    2,500
Payments on long-term debt                                                (8,557)                  (4,154)
Purchases of common stock                                                   (963)                  (4,702)
Dividends paid                                                              (701)                  (1,010)
                                                                        --------                 --------

NET CASH USED IN FINANCING ACTIVITIES                                    (10,221)                  (7,366)
                                                                        --------                 --------

INCREASE IN CASH AND CASH EQUIVALENTS                                     16,568                   16,475

Cash and cash equivalents at beginning of period                           1,705                    3,217
                                                                        --------                 --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 18,273                 $ 19,692
                                                                        ========                 ========




See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2001

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

         The Company's business is seasonal in nature, subject to general economic conditions and outside factors, and the timing of store closings, accordingly, its operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

         The Company recognizes revenues when product, ordered by the customer, is either delivered to the customer or the customer picks up the product at one of the Company's retail locations.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - PRONOUNCEMENTS ISSUED NOT YET ADOPTED

         In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets. The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

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

         Results Of Operations

         Net income totaled $2,056,000 (63 cents per share) for the quarter ended Sept. 30, 2001, compared with $1,085,000 (23 cents per share) for third-quarter 2000, an increase of 89 percent. For the 2001 nine-month period, net income increased 104 percent to $2,736,000 (83 cents per share), compared with $1,341,000 (28 cents per share) for the same period of 2000. In addition to higher reported net income, earnings per share for the third quarter and nine-month period of 2001 were positively impacted by a reduction in shares outstanding due to the Company's ongoing share-repurchase program and stock tender offers. Average shares outstanding were 32-percent lower for the 2001 third quarter and nine-month period, compared with the corresponding periods in 2000.

         The increase in net income for the quarter ended September 30, 2001, compared with the third quarter of the prior year reflects: (1) Gains on sale of real estate properties of $.3 million recorded in third-quarter 2001, compared with no such gains in third-quarter 2000. (2) No LIFO adjustment was recorded in 2001 compared with a LIFO credit of $1.5 million recorded in the third quarter of 2000. (3) Store closing costs of $.4 million in third-quarter 2001, compared with $1.7 million in third-quarter 2000 ($.6 million of the costs in 2000 were charged to cost of sales).

         The increase in year-to-date net income for the period ended September 30, 2001, compared with the same period in 2000 reflects: (1) Gains on sale of real estate properties of $1.5 million recorded in 2001, compared with $.3 million of such gains in 2000. (2) No LIFO adjustment was recorded in 2001 compared with a LIFO credit of $1.5 million recorded in 2000. (3) Store-closing costs of $.9 million in 2001, compared with $2.2 million in 2000 ($.6 million of the costs in 2000 were charged to cost of sales).

         Sales totaled $72.2 million for third-quarter 2001, falling 20.0 percent from third-quarter 2000 sales of $90.3 million. Sales for comparable stores showed no change, compared with third-quarter 2000. Sales for the nine-month period ended September 30, 2001 were $184.9 million, a 25.5-percent decrease from the corresponding period a year earlier. Sales for comparable stores declined 7 percent for the 2001 nine-month period from the same period in 2000. Sales in core product categories showed modest improvement in the 2001 third quarter as deflationary pressure on commodity wood products eased somewhat compared to the first half of the year and construction activity remained steady. The Company continues to eliminate or reduce certain products previously sold to the do-it-yourself home improvement market which negatively impacted sales comparisons for the third quarter and year-to-date periods.

         The sales mix for the third-quarter 2001 was approximately 58 percent contractor-builder sales and 42 percent project-consumer sales, the same as the third-quarter 2000. For the nine-month period, contractor-builder sales accounted for approximately 60 percent of total sales in 2001 and 62 percent in 2000.

         Gross margins were 23.0 percent for the third-quarter and nine-month period of 2001, compared with 23.8 percent and 23.7 percent for the comparable periods of 2000. The lower margins in 2001 reflect no LIFO adjustment, compared with a LIFO credit of $1.5 million recorded in the third quarter and nine-month period of 2000.

         Store-closing costs totaled $.4 million for the third quarter of 2001 and $.9 million for the nine-month period, compared with $1.7 million and $2.2 million for the comparable periods of 2000. A portion of the closing costs ($.6 million) in the third quarter and nine-month period of 2000 was charged to cost of sales.

         The operating expense ratio, excluding store-closing costs, was 19.9 percent in third-quarter 2001, compared with 21.6 percent in third-quarter 2000. The reduction reflects the emphasis placed on improving operating efficiencies combined with the closure of non-productive store locations. The ratio also showed improvement for the nine-month period, declining from 23.2 percent in 2000 to 22.3 percent in 2001.

         In the Company's continuing effort to redeploy investments which do not meet its strategic profit model, the Company has closed eight stores in the first nine months of 2001 (eight stores were closed during the full year 2000). Two additional stores have been closed in the fourth quarter of 2001. Gains from the sale of real estate properties related to closed stores totaled $.3 million in the third-quarter 2001, compared with no such gains for third-quarter 2000. For the nine-month period, gains from property sales totaled $1.5 million in 2001, compared with $.3 million in 2000. The Company currently operates 30 stores, compared with 40 stores at year-end 2000.

         The effective federal income tax rate for the third quarter and nine-month period of 2001 and 2000 was 34 percent. Previous to 2001, the Company had included certain state taxes with federal income taxes. Such taxes have been reclassified as operating expenses in 2000. The reclassification has no impact on net income. The reclassification increased operating expenses for the third-quarter and nine-month period of 2000 by $154,000 and $190,000, respectively, and reduced income tax expense by the same amounts.

         Financial Condition

         The balance sheet at Sept. 30, 2001 reflects the Company's repurchase of 1.3 million shares of its common stock on Sept. 21, 2001 in a stock tender offer at a price of $15 per share. Payment for the tender offer ($18.9 million) was made on Oct. 3, 2001 from available cash on hand of $16.4 million plus utilization of a bank line of credit for $2.5 million.

         At Sept. 30, 2001, net working capital totaled $17.9 million, compared with $32.9 million at Dec. 31, 2000. The current ratio at Sept. 30, 2001, was 1.4 to 1, compared with 2.4 to 1 at Dec. 31, 2000.

         Cash and cash equivalents were $18.3 million at Sept. 30, 2001, compared with $1.7 million at Dec. 31, 2000. The liquidity ratio at Sept. 30, 2001, was .41 to 1, compared with .49 to 1 at Dec. 31, 2000. Cash and cash equivalents increased $16.6 million during the first nine months of 2001. Operating activities provided net cash of $12.8 million in the first nine months of 2001, primarily from reductions in net working capital and earnings. Investing activities in the nine months of 2001 included $4.4 million of proceeds from the sale of properties and equipment (primarily closed facilities) and $10.0 million of proceeds from maturities of certificates of deposit. Financing activities in nine months of 2001 used net cash of $10.2 million and included $8.6 million for payments on long-term debt, $1.0 million for the purchase of 96,000 shares of Company common stock at an average price of $10.02 per share and $.7 million for dividend payments.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs.

         Invested capital (long-term debt and shareowners' equity) was equal to 58% of total assets at Sept. 30, 2001, compared with 78% at year-end 2000. At Sept. 30, 2001, the total long-term debt-to-asset ratio was .003:1, versus .05:1 at year-end 2000 and the ratio of equity to total assets was .57:1, versus .73:1 at year-end 2000.

         Outlook

         The Company expects revenues to continue to lag behind last year's levels for the remainder of the year due to the impact of store closings The Company plans to continue to focus on revenue growth and operating improvement at existing stores through the advancement of services to its target customers and development of operating efficiencies. The Company plans to work to further strengthen its balance sheet by improving management of working capital at existing operations and redeploying investments which do not meet its strategic profit model. The Company has consistently utilized its strategic profit model to evaluate overall performance of its assets and will continue to do so. Adherence to this model may result in additional store closings or other asset redeployments.

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




                                       WOLOHAN LUMBER CO.
                                       -----------------------------------
                                       Registrant




Date:    November  14, 2001            James L. Wolohan
        --------------------           ----------------------------------------
                                       James L. Wolohan
                                       President and Chief Executive Officer



Date:    November  14, 2001            Edward J. Dean
        --------------------           ----------------------------------------
                                       Edward J. Dean,
                                       Corporate Controller
                                       (Principal Accounting Officer)