Form 10-K
period 2001-12-31
WOLOHAN LUMBER CO
filed 2002-03-26
CIK 108079

                               WOLOHAN LUMBER CO.

                                  ANNUAL REPORT

                                      2001

Dear Shareholders:

Wolohan Lumber Co. is pleased to report continued progress toward the accomplishment of its strategic plan in 2001 as well as markedly improved financial performance from 2000. Net income in 2001 improved to $4.8 million from $1.6 million in 2000. We were able to make these positive strides despite a number of challenging external factors. The most notable of these factors include the recessionary economic environment, especially following the tragedies of September 11, and severe price deflation in lumber and other commodity wood products during the first half of 2001. On a positive note, home building has proven to be resistant to economic sluggishness thus far, helped by favorable interest rates, a trend which can improve demand for building materials.

Internally, the Company continued its restructuring, closing ten stores not meeting the Company's basic criteria for market share and return on investment. In addition, the Company continued to reduce its presence in the retail do-it-yourself (DIY) segment of the market through elimination of certain product lines not necessary to meet the needs of the professional home builder and project-oriented consumer.

The Company organizes its stores into two primary operating divisions - Wolohan and CML. Most Wolohan stores in operation today are of the traditional "lineyard" format, well suited for the professional customer and often providing value-added manufacturing or installation services. The CML Division, named for Central Michigan Lumber, acquired by the Company in June 1998, operates with a specialized focus on serving the project-oriented consumer through an innovative marketing approach to sales of large-ticket projects such as pole buildings, decks, sheds, garages, kitchens and homes. The professional builder is also a primary customer of the CML division. Each division showed improvement in operating performance during 2001.

The Company maintained its traditionally strong balance sheet throughout 2001. The Company's restructuring activities generated excess cash beyond that which was necessary for normal working capital, equipment, and other operating needs. The most significant additional use of cash was to finance a tender offer for shares of the Company's common stock, completed in the Fall of 2001. Shareholders tendered almost 1.3 million shares of stock at the tender offer price of $15 per share.

While we are pleased to report improved financial results in 2001, we recognize that our work is far from complete. Our goals for 2002 are designed to continue these improving trends by gaining market share with our target customers, something that can only be accomplished through a Company-wide commitment to daily execution of the details important to our customers.

We would like to offer our special thanks to Leo B. Corwin, who is retiring from our Board of Directors after ten years of service. Leo provided the Wolohan management team with a great deal of useful counsel over these ten years, and his contribution will be missed.

Finally, we thank all Wolohan and CML associates for their outstanding efforts in 2001, as well as you, our shareholders, for your support. We look forward to continued progress in 2002.

Sincerely,

James L. Wolohan                                               John A. Sieggreen
Chairman of the Board,                              Executive Vice President and
President and Chief Executive Officer                    Chief Operating Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.

Commission file number 0-6169
                                ----------------

                               WOLOHAN LUMBER CO.
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                               38-1746752
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                   1740 Midland Road, Saginaw, Michigan 48603
                    (Address of principal executive offices)
                                 (989) 793-4532
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
         None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 6, 2002 2,077,963 shares of Common Stock of the registrant were outstanding and the aggregate market value of the shares of Common Stock held by non-affiliates (including certain officers and non-officer directors) of the registrant was approximately $25,739,000.

                       Documents Incorporated by Reference

Portions of the definitive Proxy Statement of the registrant, dated March 29, 2002, filed pursuant to Regulation 14A are incorporated by reference into Part III.

                                     PART I

Item 1.  Business.

         Wolohan Lumber Co. (the "registrant") is engaged in the retail sale of a full-line of lumber and building materials and related products, used primarily for new-home construction and home-improvement projects. At March 6, 2002, the registrant operated a chain of 29 building supply stores located in Illinois, Indiana, Kentucky, Michigan and Ohio.

         The registrant organizes its stores into two primary operating divisions - Wolohan and CML. Most Wolohan stores in operation today are of the traditional "lineyard" format, well suited for the professional customer and often providing value-added manufacturing or installation services. The CML Division, named for Central Michigan Lumber, acquired by the registrant in June 1998, operates with a specialized focus on serving the project-oriented consumer through an innovative marketing approach to sales of large-ticket projects such as pole buildings, decks, sheds, garages, kitchens and homes. The professional builder is also a primary customer of the CML division.

         Each store provides a strong offering of quality materials, competitive prices and expert and personal service. Each location includes a retail sales area (with most stores having significant square footage devoted to displays of kitchens, doors and windows and other building materials), under-roof storage areas and an outside lumberyard area with displays of pole barns, garages, decks and storage buildings. In addition, the registrant has one truss plant, a specialty millwork operation, two wall-panel facilities and several stores with door-assembly capabilities.

         The registrant sells to professional contractors and to large project-oriented consumers. These customer types accounted for approximately 70% and 30%, respectively, of the registrant's sales for 2001.

         The registrant offers a wide range of services including house design, delivery, installation, various financing options and job-site contractor sales representatives with experienced store support coordination.

         The registrant sells more than 27,000 different products which are purchased from approximately 1,100 suppliers. No supplier accounts for more than 4% of total purchases. The registrant purchases forest products primarily from lumber, OSB and plywood mills and the majority of all other merchandise from original producers or manufacturers.

         The business of the registrant is not dependent upon a single customer or a few customers for any significant portion of sales.

         The registrant believes that backlogs are not significant to its business.

         The registrant is engaged in only one line of business - retail sales of lumber and building materials and related items. The classes of products include dimension lumber; OSB; sheathing plywood; building materials; building hardware; millwork; plumbing, heating and electrical; kitchen cabinets and vanities; trusses and components, including storage barns; and other forest products, such as fencing and treated lumber.

         The business of the registrant is highly competitive, and it encounters competition from both national and regional chains and from local independent merchants. Because of the variety of competition faced by the registrant and the wide range of products it sells, it is virtually impossible to determine the registrant's competitive position in the markets it serves.

         The registrant holds no material patents, trademarks, licenses, franchises or concessions.

         The registrant's business, like the overall retail lumber business, generally is subject to seasonal influences. The second and third quarters are generally the periods of highest sales volumes while the first quarter is usually the period of lowest sales volume.

         During 2001 the registrant announced the closure and redeployment of assets at ten store locations and identified five additional locations which did not meet the financial objectives identified in the registrant's strategic profit model and are to be closed in 2002.

         The registrant had approximately 751 full-time employees at December 31, 2001.

         To the best of the registrant's knowledge, it is in compliance with all federal, state and local environmental protection provisions.

Item 2.  Properties.

         The administrative offices of the registrant are located in a 28,000-square-foot, two-story brick face building situated on three acres of land owned by the registrant in Saginaw, Michigan.

         As of March 6, 2002, the registrant operated 29 building supply stores in the states of Illinois, Indiana, Kentucky, Michigan and Ohio. The showroom selling space in the stores averages 20,000 square feet. In addition, total warehouse and storage space (under roof) ranges in size from 6,000 square feet to 66,000 square feet (average of 29,000 square feet).

         All of the building supply stores are owned in fee by the registrant.

         The registrant believes that all of its building supply stores and the display, warehouse and storage facilities and equipment located thereon are well maintained and adequate for the purpose for which they are used. A fleet of approximately 228 trucks is owned by the registrant for the delivery of its retail merchandise.

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


Executive Officers of the Registrant

The executive officers of the registrant are as follows:

                                                                                    Has Served
                                                                                    In Position
       Name                               Position                                     Since           Age
--------------------------------    ---------------------------------------------   -----------        ---
James L. Wolohan                    Chairman of the Board,                              1994           50
                                    President and                                       1986
                                    Chief Executive Officer                             1987

John A. Sieggreen                   Executive Vice President and                        1999           39
                                    Chief Operating Officer

Daniel P. Rogers                    Senior Vice President,                              1999           51
                                    General Merchandise
                                    Manager and President of the
                                    CML Division

Edward J. Dean                      Corporate Controller                                1984           51

George I. Gibson, Jr.               Corporate Secretary                                 2001           53

Officers of the registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

All of the officers of the registrant named above have held various positions with the registrant for more than five years, with the exception of John A. Sieggreen and Daniel P. Rogers. Mr. Sieggreen served as Marketing Director of the registrant until he resigned in February 1994. Thereafter, he was employed by BMC West until April 1997 when he rejoined the registrant as Vice President--Operations. Mr. Rogers served as Vice President--Merchandising of Central Michigan Lumber Company prior to its acquisition by the registrant in June 1998. Thereafter he served as President of CML until elected to his current position in 1999.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters.

COMMON STOCK DATA

The Company's common stock trades on The Nasdaq Stock Market(TM) under the symbol WLHN. The approximate number of record holders of the Company's stock at December 31, 2001 was 873. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share as reported on The Nasdaq Stock Market(TM) and the cash dividends paid per share in each fiscal quarter.

                                  2001                                             2000
                  --------------------------------------       -------------------------------------------


                  MARKET       RANGE      CASH DIVIDENDS       MARKET         RANGE        CASH DIVIDENDS
                   HIGH         LOW          DECLARED           HIGH           LOW            DECLARED
                  ------      -------        ---------         -------      ---------      -------------
First Quarter     $12.00      $ 6.75          $  .07           $13.88       $11.00           $  .07
Second Quarter     10.75        7.62             .07            11.44         8.50              .07
Third Quarter      15.25        9.90             .07            12.16         8.13              .07
Fourth Quarter     23.15       12.95             .07            12.00         8.00              .07

Year               23.15        6.75          $  .28            13.88         8.00           $  .28

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable

Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Financial Statements beginning on page F-10 of this Annual Report are incorporated here by reference. The Quarterly Summaries on page F-3 of this Annual Report are incorporated here by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information set forth under the captions "Information About Nominees As Directors" and "Section 16 Beneficial Ownership Reporting Compliance" on pages 4, 5 and 9 of the definitive Proxy Statement of the registrant, dated March 29, 2002, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

         Reference is made to Part I of this Report for information as to executive officers of the registrant.

Item 11. Executive Compensation.

         The information set forth under the captions "Compensation Committee Report" on pages 6 and 7 and "Executive Compensation" on pages 8 and 9 of the definitive Proxy Statement of the registrant, dated March 29, 2002, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 12. Security ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership" on pages 2 and 3 of the definitive Proxy Statement of the registrant, dated March 29, 2002, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         None.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) and (2) - The following consolidated financial statements are included herein:

                           Consolidated Balance Sheets - December 31, 2001 and December 31, 2000.

                           Consolidated Statements of Income - Years ended December 31, 2001, December 31, 2000 and December 25, 1999.

                           Consolidated Statements of Shareowners' Equity - Years ended December 31, 2001, December 31, 2000 and December 25, 1999.

                           Consolidated Statements of Cash Flows - Years ended December 31, 2001, December 31, 2000 and December 25, 1999.

                           Notes to consolidated financial statements as of and for the three years in the period ended December 31, 2001.

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

                  Exhibit (3)(a)            *Articles of Incorporation (1)

                  Exhibit (3)(b)            ***Amendment to Articles of
                                            Incorporation (3) (a)

                  Exhibit (3)(c)            *****Amendment to Articles of
                                            Incorporation (6) (a) (1)

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2002.

                                   WOLOHAN LUMBER CO.


                                   /s/ James L. Wolohan
                                   ---------------------------------------------
                                   By: James L. Wolohan
                                   Chairman of the Board, President and Chief
                                   Executive Officer (Principal Executive
                                   Officer)



                                   /s/ Edward J. Dean
                                   ---------------------------------------------
                                   By: Edward J. Dean
                                   Corporate Controller (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002.


Signature                               Title                 Signature                          Title
---------                               -----                 ---------                          -----
 /s/ Hugo E. Braun, Jr.                 Director               /s/ John A. Sieggreen             Director
------------------------------------                          -------------------------------
Hugo E. Braun, Jr.                                            John A. Sieggreen


 /s/ Leo B. Corwin                      Director               /s/ Charles R. Weeks              Director
------------------------------------                          -------------------------------
Leo B. Corwin                                                 Charles R. Weeks


 /s/ Lee A. Shobe                       Director               /s/ James L. Wolohan              Director
------------------------------------                          -------------------------------
Lee A. Shobe                                                  James L. Wolohan

                               WOLOHAN LUMBER CO.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001



                                    CONTENTS



5-YEAR PERFORMANCE...............................................................................F-2

QUARTERLY SUMMARIES..............................................................................F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION....................................................F-4

REPORT OF MANAGEMENT.............................................................................F-8

INDEPENDENT AUDITORS' REPORT.....................................................................F-9

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS.............................................................F-10

         CONSOLIDATED STATEMENTS OF INCOME.......................................................F-11

         CONSOLIDATED STATEMENTS OF
         SHAREOWNERS' EQUITY.....................................................................F-12

         CONSOLIDATED STATEMENTS OF CASH FLOWS...................................................F-13

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................F-14

5-YEAR PERFORMANCE
(In thousands, except per-share amounts, ratios and percentages)

                                                 2001           2000         1999         1998          1997
                                                 ----           ----         ----         ----          ----
INCOME STATISTICS
Net sales                                      $239,773       $314,650     $404,032     $449,904     $424,503
Gross profit                                     58,117         75,860       91,628      102,492      101,583
Store closing costs                               3,440          2,955        1,304        1,966        3,800
Interest expense                                    423          1,158        1,541        1,828        2,212
Income before income taxes                        7,256          2,404        9,535       10,113        6,149
Income taxes                                      2,484            817        3,259        3,334        1,817
Net income                                        4,772          1,587        6,276        6,779        4,332
Net income per share, basic                        1.61            .33         1.19         1.05          .63
Net income per share, fully diluted                1.53            .33         1.17         1.03          .62
Cash dividends declared:
     Amount per share                               .28            .28          .28          .28          .28
     Percent of net income                        17.9%          83.9%        23.4%        26.6%        44.7%
Average shares outstanding                        2,971           4,752       5,271        6,474        6,912
                                               ---------------------------------------------------------------
BALANCE SHEET STATISTICS
Current assets                                 $ 43,141       $ 56,532     $ 83,416     $ 94,951     $ 98,911
Other assets                                     15,397         13,468       13,886       18,121        7,544
Properties (net)                                 25,477         36,557       43,344       44,439       51,008
Total assets                                     84,015        106,557      140,646      157,511      157,463
Working capital                                  21,130         32,850       52,302       53,202       72,070
Long-term debt, net of current portion              307          5,111       12,593       17,091       20,443
Total liabilities                                22,318         28,793       43,707       58,840       47,284
Shareowners' equity:
      Amount                                     61,697         77,764       96,939       98,671      110,179
      Book value per share                        30.44          22.95        19.27        17.78        15.94
                                               ---------------------------------------------------------------
KEY OPERATING PERCENTAGES
Gross profit margin                               24.2%          24.1%        22.7%        22.8%        23.9%
Pre-tax profit margin                              3.0%            .8%         2.4%         2.2%         1.4%
Return on sales                                    2.0%            .5%         1.6%         1.5%         1.0%
Return on average assets                           4.8%           1.2%         4.2%         4.2%         2.7%
Return on average working capital                 17.7%           3.7%        11.9%        10.8%         6.5%
Return on beginning shareowners' equity            6.1%           1.6%         6.4%         6.2%         4.0%
Return on average total invested capital           6.6%           1.6%         5.6%         5.5%         3.4%
                                               ---------------------------------------------------------------
KEY FINANCIAL RATIOS AND MEASURES
Sales to average working capital                  8.9:1          7.4:1        7.7:1        7.2:1        6.3:1
Sales to average shareowners' equity              3.4:1          3.6:1        4.1:1        4.3:1        3.9:1
Sales to average total invested capital           3.3:1          3.3:1        3.6:1        3.7:1        3.3:1
Current ratio                                     2.0:1          2.4:1        2.7:1        2.3:1        3.7:1
Quick ratio                                       1.1:1          1.2:1        1.2:1        1.1:1        2.1:1
Liquidity ratio                                   .22:1          .49:1        .10:1        .08:1        .94:1
Debt to total assets ratio                       .004:1          .05:1        .09:1        .11:1        .13:1
Capitalization ratio                             .005:1          .06:1        .11:1        .15:1        .16:1
Shareowners' equity to total assets ratio         .73:1          .73:1        .69:1        .63:1        .70:1
Inventory turnover                                 8.70           7.87         7.30         7.68         6.73
Asset turnover                                     2.43           2.44         2.71         2.81         2.62
                                               ---------------------------------------------------------------
STORES
Number of stores at end of year                      30             40           48           55           55

QUARTERLY SUMMARIES
(in thousands, except per-share amounts)

                               FIRST           SECOND              THIRD           FOURTH           TOTAL
                              QUARTER          QUARTER            QUARTER          QUARTER          YEAR
                              -------          -------            -------          -------          ----
2001
NET SALES                     $44,380          $68,257            $72,250          $54,886        $239,773
GROSS PROFIT                   10,416           15,474             16,629           15,598          58,117
NET INCOME:
   AMOUNT                        (615)           1,295              2,056            2,036           4,772
   PER SHARE, BASIC              (.18)             .38                .63              .78            1.61
   PER SHARE, FULLY DILUTED      (.18)             .38                .60              .73            1.53

2000
Net sales                     $66,834          $91,019            $90,321          $66,476        $314,650
Gross profit                   15,802           21,558             21,533           16,967          75,860
Net income:
   Amount                      (1,206)           1,462              1,085              246           1,587
   Per share, basic              (.24)             .29                .23              .05             .33
   Per share, fully diluted      (.24)             .29                .23              .05             .33

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain information contained in Management's Discussion and Analysis of Results of Operations and Financial Condition may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the Act's safe-harbor provisions. These standards are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially and adversely from those described in the forward-looking statements as a result of various factors outside the Company, including, but not limited to the following: fluctuations in customer demand and spending, expectations of future volumes and prices for the Company's products, prevailing economic conditions affecting the retail lumber and building materials markets and seasonality of operating results.

RESULTS OF OPERATIONS

Net income in 2001 totaled $4.8 million ($1.61 per share), compared with $1.6 million (33 cents per share) in 2000. On a fully diluted basis, earnings per share were $1.53 compared with 33 cents in 2000. The improvement in 2001 net income resulted primarily from a reduction in the operating expense ratio and a slight improvement in gross margin percentage, which more than offset lower sales volume.

Other significant items affecting net income in 2001 compared with the prior year included: (1) Gains on sale of real estate properties of $2.6 million in 2001, compared with $.8 million recorded in 2000. (2) A LIFO credit resulting in increased gross margin dollars of $1.2 million in 2001, compared with a LIFO credit of $3.5 million in 2000. (3) Store closing costs, a portion of which are charged to cost of sales, totaled $3.8 million in 2001, compared with $5 million in 2000.

Earnings per share for 2001 were positively impacted by a reduction in shares outstanding due to the Company's share repurchases, primarily through two tender offers, completed in the fourth quarter of 2000 and the third quarter of 2001. Average shares outstanding were 37-percent lower for 2001, compared with 2000.

Net income in 2000 dropped to $1.6 million from $6.3 million in 1999. The decline in 2000 net income reflects a 22-percent drop in total sales and $4.5 million in operating losses (inclusive of store-closing costs) associated with discontinued stores in 2000, compared with $1.5 million in operating losses (inclusive of store-closing costs) incurred from discontinued stores in 1999.

Sales of $240 million in 2001 were 24 percent lower than 2000 sales of $315 million, which were 22 percent lower than 1999 sales of $404 million. Comparable-store sales declined 5 percent in 2001 from 2000 (comparable-store sales were down 16 percent in 2000 compared with 1999). Significant price deflation, especially in the first half of 2001, in lumber and structural panel products and strategic product changes negatively impacted sales in 2001. The sales mix by customer type was approximately 70 percent professional contractor sales and 30 percent project consumer sales in 2001, 2000 and 1999.

The gross profit margin in 2001 was 24.2 percent, compared with 24.1 percent in 2000 and 22.7 percent in 1999. Gross profit margin results included a LIFO credit of $1.2 million and $3.5 million, respectively, for 2001 and 2000, compared with a LIFO charge of $809,000 in 1999. The LIFO credit in 2001 was due primarily to lower inventory levels resulting from reduced store count and product-line changes. The significant LIFO credit in 2000 was due to deflation in lumber and panel costs and lower inventory levels resulting from reduced store count and product-line changes. The gross profit margin in 2001, excluding the provision for LIFO, was
23.7 percent, compared to 23.0 percent in 2000 and 22.9 percent in 1999.

Other operating income, which results primarily from revenue related to installed labor income, finance charges related to receivables and rental income, totaled $3.2 million in both 2001 and 2000 and $3.8 million in 1999.

Selling, general, and administrative expenses (excluding store-closing costs) declined 30 percent in 2001 to $47.1 million from $66.9 million in 2000 and $79.5 million in 1999, resulting in an expense factor of 19.6 percent of sales in 2001 compared with 21.3 percent and 19.7 percent in 2000 and 1999, respectively. The lower 2001 expense factor reflects the Company's strategic plan to reduce administrative expenses, improve labor productivity and eliminate unnecessary expenses. In addition, bad debt expense was significantly lowered in 2001, compared with 2000, due to improved management of credit issuance and collection. The higher 2000 expense factor, compared with 1999 was primarily due to the combination of the 22-percent sales decline, higher costs for health insurance, higher fuel costs and costs related to converting stores to the CML format.

The closing of ten stores in 2001 and the identification of five additional stores to be closed or consolidated with other stores in 2002 resulted in costs of approximately $3.8 million in 2001, compared with $5.0 million recorded in 2000 resulting from the closing of eight stores in 2000 and the identification of six additional stores to be closed in 2001, and $1.5 million in 1999 resulting from the closing of seven stores (including six stores sold in February 1999). Store closing costs are accrued in the period management identifies such stores for closing. The portion of the closing costs related to the loss on the sale of inventory ($400,000 in 2001, $2.1 million in 2000 and $200,000 in 1999) was charged to cost of sales. The closing costs in all three years were primarily related to liquidating inventories, expensing portions of future lease payments on long-term leases, writing off leasehold improvements, severance payments and certain other ongoing fixed costs. The Company will continue to evaluate store performances in terms of meeting minimum return-on-investment criteria, and additional store closings may result from this ongoing review.

Excluding store-closing costs, the total operating expense factor for 2001 was
22.2 percent of sales, compared with 23.6 percent in 2000 and 21.5 percent in 1999. Depreciation and amortization in 2001 decreased to $6.2 million from $7.3 million in both 2000 and 1999.

Other income and expenses netted to income of $2.6 million in 2001, compared with income of $.5 million and $2.2 million in 2000 and 1999, respectively The increase in 2001 versus 2000, was due primarily to gains on sale of properties recorded in 2001. Gains on property sales totaled $2.6 million in 2001 , compared with $.8 million and $3.5 million for 2000 and 1999, respectively. Interest expense of $.4 million was 63 percent lower than interest expense of $1.2 million in 2000 and 73 percent lower than interest expense of $1.5 million in 1999. The decreases reflect the reductions made in long-term debt.

The effective federal income tax rate was 34.2 percent in 2001, compared with
34.0 percent in 2000 and 34.2 percent in 1999.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $4.8 million at year-end 2001, compared with $1.7 million at year-end 2000. The Company also had $10 million in certificates of deposit at year-end 2000. Net cash provided by operating activities totaled $18.0 million in 2001, compared with $34.1 million in 2000. The decrease in net cash from operations in 2001 was primarily a result of stronger charge sales activity during the fourth quarter of 2001, compared with 2000, which increased the balance of trade receivables at year-end 2001, compared with 2000. In 2000, the lower customer receivable balances reflected lower charge sales activity during the fourth quarter, compared with 1999. Both years reflect the Company's aggressive collection efforts of customer receivables and reductions made in store count during the year. Lower inventory levels in both 2001 and 2000 are the result of reductions in store count and progress made in reducing non-strategic inventory at existing operations.

Investing activities provided net cash of $16.7 million in 2001, compared with cash used by investing activities of $10.5 million in 2000. The increase in cash from investing activities in 2001 was due to the maturities of $10 million in certificates of deposit, $4.4 million less in capital expenditures and $2.7 million more in proceeds from property sales. The decrease in cash in 2000 was due primarily to the purchase of $10 million in certificates of deposit.

Financing activities used net cash of $31.6 million in 2001 and included $10.2 million for payments on long-term debt, $1.0 million for dividend payments and $20.4 million used to repurchase 1,392,000 shares of Company common stock at an average price of $14.63 per share. The stock repurchased in 2001 included 1.3 million shares acquired in the third quarter in a stock tender offer at a price of $15 per share. In 2000, net cash used in financing activities totaled $25.1 million and included $4.2 million for payments on long-term debt, $1.4 million for dividend payments and $19.6 million used to repurchase 1,654,000 shares of Company common stock at an average price of $11.71 per share. The stock repurchased in 2000 included 1.2 million shares acquired in the fourth quarter in a stock tender offer at a price of $12 per share. The Company has repurchased
5.0 million shares since Jan. 1, 1998 at an average price of $12.74 per share. The book value per share has increased to $30.44 at Dec. 31, 2001 from $19.27 per share at year-end 1999. The Company may continue to make open market purchases of its stock from time to time.

The Company has $25 million available in lines of credit arrangements for short-term debt. There were no outstanding balances under these arrangements at year-end 2001 and 2000.

Working capital was $21.1 million at the end of 2001, compared with $32.9 million at year-end 2000. The Company expects that net cash provided from operating activities and available lines of credit will be adequate to meet working-capital needs and capital expenditures for 2002 and beyond.

Long-term debt, net of current portion, totaled just $.3 million at year-end 2001. The long-term debt-to-asset ratio was lowered to .004:1 at Dec. 31, 2001, compared with .048:1 for year-end 2000.

Capital expenditures totaled $1.5 million in 2001 and consisted primarily of the purchase of buildings and land related to a store which had previously been leased and replacements and additions of equipment at existing stores. Capital expenditures for 2002 are expected to approximate $2.2 million. Capital expenditures have totaled $25.1 million over the last 5 years.

Invested capital (long-term debt and shareowners' equity) was 74 percent of total assets at year-end 2001 and 78 percent at year-end 2000. Shareowners' equity has been the principal financing factor over the years and accounted for 100 percent of invested capital at year-end 2001.

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

OUTLOOK

Wolohan Lumber Co. enters 2002 with a strong consolidated balance sheet. The Company expects sales activity in 2002 to be helped by an improving economy, higher selling prices for lumber and structural panel products and steady construction activity. The Company continues to emphasize its value-added services to the builder and expects to increase the volume of wall-panel and truss manufacturing and will continue to provide special delivery services, design and installation services. Project sales (pole buildings, sheds, garages, decks, kitchens and other major projects) will be the focus for the project consumer segment of the Company's sales. The Company will continue to place strong emphasis on buying and distribution strategies to improve its competitive position. The Company will work aggressively to lower its operating-expense ratios by focusing on training and more-efficient systems, including the conversion to one computer system for the entire Company and the consolidation of all administrative functions to one office.

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

The Board of Directors, through its Audit Committee, is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee meets periodically with the independent auditors and representatives of management to ensure that each is discharging its responsibilities. To ensure complete independence, Rehmann Robson has full and free access to meet with the Audit Committee to discuss the results of their audit, the adequacy of internal controls, the quality of financial reporting and other matters of mutual interest.

/s/ James L. Wolohan
James L. Wolohan
Chairman of the Board,
President and Chief Executive Officer

/s/ Edward J. Dean
Edward J. Dean
Corporate Controller

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareowners
Wolohan Lumber Company
Saginaw, Michigan


We have audited the accompanying consolidated balance sheets of Wolohan Lumber Company as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareowners' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolohan Lumber Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                       REHMANN ROBSON

Saginaw, Michigan
February 15, 2002

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands, except per-share amounts)                                              DECEMBER 31,              DECEMBER 31,
                                                                                         2001                       2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                           $ 4,798                  $  1,705
    Certificates of deposit                                                                   -                    10,000
    Trade receivables, net                                                               18,796                    17,457
    Builder Finance Program receivables, net                                                 76                     1,478
    Inventories, net                                                                     17,499                    23,127
    Other current assets                                                                  1,972                     2,765
--------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                     43,141                    56,532
PROPERTIES
    Land                                                                                  4,826                     5,728
    Land improvements                                                                     8,002                     9,899
    Buildings                                                                            26,604                    34,497
    Equipment                                                                            31,858                    41,585
--------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES                                                                         71,290                    91,709
    Accumulated depreciation                                                            (45,813)                  (55,152)
--------------------------------------------------------------------------------------------------------------------------
PROPERTIES, NET                                                                          25,477                    36,557
OTHER ASSETS
    Properties held for sale                                                             10,383                     8,893
    Intangible assets, net                                                                3,073                     3,378
    Other                                                                                 1,941                     1,197
--------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $84,015                  $106,557
==========================================================================================================================

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable                                                              $ 7,431                  $  6,318
    Employee compensation and accrued expenses                                           12,476                     9,882
    Current portion of long-term debt                                                     2,104                     7,482
--------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                22,011                    23,682

LONG-TERM DEBT, NET OF CURRENT PORTION                                                      307                     5,111
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        22,318                    28,793

SHAREOWNERS' EQUITY
    Common stock, $1 par value
       Authorized - 20,000 shares;
        issued and outstanding - 2,027 shares (3,388 in 2000)                             2,027                     3,388
    Retained earnings                                                                    59,670                    74,376
--------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREOWNERS' EQUITY                                                                61,697                    77,764
--------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                               $84,015                  $106,557
==========================================================================================================================

BOOK VALUE PER SHARE                                                                    $ 30.44                  $  22.95
==========================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                                   FOR THE YEAR ENDED
                                                       -------------------------------------------------------------------------

(in thousands, except per-share amounts)                      DECEMBER 31,              DECEMBER 31,             DECEMBER 25,
                                                                 2001                      2000                      1999
--------------------------------------------------------------------------------------------------------------------------------

NET SALES                                                       $239,773                  $314,650                 $404,032
Cost of sales                                                    181,656                   238,790                  312,404
--------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      58,117                    75,860                   91,628

Other operating income                                             3,236                     3,229                    3,776

OPERATING EXPENSES
    Selling, general and administrative                           47,096                    66,874                   79,497
    Store closing costs                                            3,440                     2,955                    1,304
    Depreciation and amortization                                  6,166                     7,342                    7,310
--------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                          56,702                    77,171                   88,111
--------------------------------------------------------------------------------------------------------------------------------
Income from operations                                             4,651                     1,918                    7,293

OTHER (EXPENSES) INCOME
    Interest expense                                                (423)                   (1,158)                  (1,541)
    Interest income                                                  388                       813                      306
    Gain on sale of properties                                     2,640                       831                    3,477
--------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME, NET                                                  2,605                       486                    2,242
--------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                         7,256                     2,404                    9,535
Income taxes                                                       2,484                       817                    3,259
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                      $  4,772                  $  1,587                 $  6,276
================================================================================================================================

NET INCOME PER SHARE, BASIC                                     $   1.61                  $    .33                 $   1.19
================================================================================================================================

NET INCOME PER SHARE, ASSUMING DILUTION                         $   1.53                  $    .33                 $   1.17
================================================================================================================================










The accompanying notes are an integral part of these consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
--------------------------------------------------------------------------------

(in thousands, except per-share amounts)               COMMON STOCK                                                    TOTAL
                                                       ------------             ADDITIONAL         RETAINED         SHAREOWNERS'
                                                 SHARES           AMOUNT         CAPITAL           EARNINGS           EQUITY
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 26, 1998                     5,548           $ 5,548        $ 6,694            $86,429            $98,671

Net income for 1999                                                                                   6,276              6,276
Cash dividends - $.28 per share                                                                      (1,470)            (1,470)
Shares issued under Long-Term
     Incentive Plan, net of
       related tax benefit                           22                22            317                                   339
Shares repurchased and retired                     (539)             (539)        (6,338)                               (6,877)
----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 25, 1999                     5,031             5,031            673             91,235             96,939

Net income for 2000                                                                                   1,587              1,587
Cash dividends - $.28 per share                                                                      (1,331)            (1,331)
Shares issued under Long-Term
     Incentive Plan, net of
       related tax benefit                           11                11            141                                   152
Shares repurchased and retired                   (1,654)           (1,654)          (814)           (17,115)           (19,583)
----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2000                     3,388             3,388              -             74,376             77,764

Net income for 2001                                                                                   4,772              4,772
Cash dividends - $.28 per share                                                                        (843)              (843)
Shares issued under Long-Term
     Incentive Plan, net of
       related tax benefit                           31                31            383                                   414
Shares repurchased and retired                   (1,392)           (1,392)          (383)           (18,635)           (20,410)
----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2001                     2,027           $ 2,027              -            $59,670            $61,697
==================================================================================================================================







The accompanying notes are an integral part of these consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                FOR THE YEAR ENDED
                                                                                -------------------------------------------------

      (In thousands)                                                               DECEMBER 31,     DECEMBER 31,    DECEMBER 25,
                                                                                       2001             2000            1999
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net income                                                                     $ 4,772           $ 1,587        $ 6,276
           Adjustments to reconcile net income to net
             cash provided by operating activities
         Depreciation                                                                  5,862             7,036          7,030
         Amortization                                                                    305               306            280
         Provision for losses on receivables                                               6             1,106          1,438
         Effect of LIFO                                                               (1,229)           (3,546)           809
         Deferred income taxes (benefit) provision                                      (331)              120           (256)
         Gain on sale of properties                                                   (2,640)             (831)        (3,477)
         Common stock based compensation                                                 144               223            167
         Changes in assets and liabilities net of effects in 1999 from sale of stores to Stock Lumber
          Trade receivables                                                           (1,345)           15,178            912
          Builder Finance Program receivables                                          1,402             3,742         (2,174)
          Other assets                                                                    81             3,666          1,719
          Inventories                                                                  6,857            16,272            192
          Accounts payable and accrued expenses                                        4,154           (10,761)        (8,893)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             18,038            34,098          4,023

INVESTING ACTIVITIES
Maturities (purchases) of certificates of deposit                                     10,000           (10,000)             -
Additions to properties                                                               (1,473)           (5,906)        (8,605)
Proceeds from sale of stores to Stock Lumber                                               -                 -          9,956
Proceeds from the sale of properties                                                   8,141             5,434          9,092
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   16,668           (10,472)        10,443

FINANCING ACTIVITIES
Net repayments of credit-line borrowings                                                   -                 -         (2,000)
Repayments on long-term debt                                                         (10,182)           (4,189)        (4,068)
Dividends paid                                                                        (1,021)           (1,366)        (1,470)
Repurchase and retirement of common stock                                            (20,410)          (19,583)        (6,877)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                (31,613)          (25,138)       (14,415)
---------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       3,093            (1,512)            51

Cash and cash equivalents at beginning of year                                         1,705             3,217          3,166
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $ 4,798           $ 1,705        $ 3,217
=================================================================================================================================
Supplemental disclosures of cash flows information
          Interest paid                                                               $  594           $ 1,202        $ 1,544
=================================================================================================================================
          Income taxes  paid                                                         $ 2,259           $ 2,810        $ 4,206
=================================================================================================================================









The accompanying notes are an integral part of these consolidated financial statements.

                               WOLOHAN LUMBER CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING PRACTICES

ORGANIZATION AND BUSINESS. Wolohan Lumber Co. ("WLC"), together with its wholly-owned subsidiaries Wolohan Lumber Co., LLC and Wolohan Lumber Co. of Michigan, LLC, (collectively the "Company"), is engaged in the retail sale of a full line of lumber and building materials and related merchandise through a chain of 30 (40 in 2000 and 48 in 1999) building supply stores operated in Illinois, Indiana, Kentucky, Michigan and Ohio. The stores operate primarily under the names Wolohan Lumber or CML.

         The Company sells to professional contractors and large project-oriented consumers. The volume of residential construction and large project purchases can be volatile and is highly dependent on general economic conditions. A significant decrease in residential construction could have an adverse effect on the Company's operating results.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the accounts of WLC and its subsidiaries after elimination of significant intercompany accounts and transactions.

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

CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentrations of credit and other financial risk consist principally of cash investments, certificates of deposit and trade accounts receivable.

         The Company maintains liquid investments which include bank money market funds and short-term tax exempt securities at December 31, 2001. Bank money market funds and short-term tax exempt securities are maintained with financial institutions located primarily in Michigan and Company policy is designed to limit exposure to any one institution.

         Deposits with such financial institutions generally exceed federally insured limits. The Company performs periodic evaluations of the relative credit standing of those financial institutions and in management's opinion, the Company is not subject to undue interest rate or financial risk as a result of these concentrations.

         The Company grants credit in the normal course of business related to product sales. Concentrations of credit risk with respect to accounts receivable from product sales are limited because of the large number of businesses and individual customers comprising the Company's customer base. The Company's receivables are primarily from professional contractors. Generally, no collateral is required to support trade receivables.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of money market funds and short-term tax exempt securities.

CERTIFICATES OF DEPOSIT. Certificates of deposit consist of deposits in banks with original maturities when purchased of greater than 90 days.

INVENTORIES. Inventories are stated at the lower of cost, determined by the last-in, first-out method ("LIFO"), or market. Current cost exceeded the LIFO value of inventories by approximately $8,168,000 at December 31, 2001 and $9,397,000 at December 31, 2000. The liquidation of certain LIFO layers in 2001, 2000 and 1999 decreased cost of sales and increased pre-tax income by $1,395,000, $637,000 and $60,000, respectively.

PROPERTIES. Properties are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the property. Management reviews these assets quarterly to determine whether carrying values have been impaired.

INTANGIBLE ASSETS. Intangible assets which consist of goodwill, customer lists and the trained employee work force have been amortized on a straight-line basis over their expected lives, which is 5 to 30 years. The Company evaluates intangible assets for impairment on an annual basis.

REVENUE RECOGNITION. Revenues are generally recognized when product ordered by the customer is either delivered to the customer or the customer picks up the product at one of the Company's retail locations. Accruals for customer discounts and rebates are provided when sales are recognized.

ADVERTISING EXPENSES. The cost of advertising is expensed as incurred. The Company incurred $1,132,000, $1,254,000 and $3,637,000 in advertising costs during 2001, 2000 and 1999, respectively.

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

                                                                        FOR THE YEAR ENDED
                                               ---------------------------------------------------------------------
(in thousands)                                      DECEMBER 31,            DECEMBER 31,            DECEMBER 25,
                                                        2001                    2000                    1999
                                               ---------------------------------------------------------------------
Weighted average number
    of common shares outstanding
    used for basic calculation                          2,971                   4,752                   5,271

Dilutive effect of assumed issuance of
    performance awards and exercise of
    options                                               138                      97                      98
                                               ---------------------------------------------------------------------
Number of shares outstanding assuming
    dilution                                            3,109                   4,849                   5,369
                                               =====================================================================

         Exercisable stock options not included in the computation of diluted EPS because the option prices were greater than the average quarterly market prices totaled 154,000, 298,000 and 237,000 shares, respectively, for 2001, 2000 and 1999. The exercise price for these shares averaged $12.63, $12.88 and $13.36 for 2001, 2000 and 1999, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has historically accounted for its business combinations primarily using the purchase method and expects that adoption of the new standard will not have a material effect on the Company's financial position or results of operations.

         In June 2001, the FASB also issued Statement No. 142 "Goodwill and Other Intangible Assets" which is effective generally beginning January 1, 2002. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of Statement No. 142.

         As of January 1, 2002, the Company has unamortized goodwill of approximately $2,773,000 which will be subject to the transition provisions of Statement No. 142. Amortization expense related to goodwill was approximately $105,000 for 2001 and 2000, and $94,000 for 1999.

         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to impact the Company's results of operations or financial position.

         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", effective prospectively for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30 "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30") for the disposal of a segment of business (as previously defined under opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sale. Statement No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather that a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company is currently evaluating the effects of adopting Statement No. 144 and cannot predict whether or not its provisions will have a material impact on its financial position or results of operations.

RECLASSIFICATIONS. Certain amounts as originally reported in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

NOTE B--VALUATION ACCOUNTS

         The following tables present a summary of the changes in certain valuation accounts for each of the years in the three-year period ended December 31, 2001:

(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS                                         2001             2000              1999
                                                                  --------------------------------------------------
Balance at beginning of year                                          $ 1,891          $ 2,566           $ 2,197
Provision for doubtful accounts                                             6            1,106             1,438
Amounts charged off                                                      (801)          (1,781)           (1,069)
                                                                  --------------------------------------------------
Balance at end of year                                                $ 1,096          $ 1,891           $ 2,566
                                                                  ==================================================

ALLOWANCE FOR NON-STRATEGIC INVENTORY                                   2001             2000              1999
                                                                  --------------------------------------------------
Balance at beginning of year                                          $ 1,730          $ 1,862           $ 1,862
Net reduction of allowance                                             (1,067)            (132)                -
                                                                  --------------------------------------------------
Balance at end of year                                                $   663          $ 1,730           $ 1,862
                                                                  ==================================================

NOTE C--SHAREOWNERS' EQUITY AND RELATED MATTERS

         The Company's Long-Term Incentive Plan was established to enable key employees to participate in the future growth and profitability of the Company by offering them long-term performance-based incentive compensation through issuance of stock options and performance share awards, which are vested based on achievement of performance goals. Performance shares awarded are earned and vested at the rate of 20% per year and become issuable 10 years after the date of award. No performance shares were awarded during 2001 (17,000 shares in 2000 and 17,300 in 1999 were awarded at weighted average fair values of $10.75 per share for 2000 and $13.00 per share for 1999). At December 31, 2001, there were 72,700 performance shares awarded but unissued, of which 26,300 shares are vested.

         The Company also has a stock option plan for non-employee directors in addition to the options available under the Long-Term Incentive Plan for key employees. The following table summarizes information about all stock option transactions:

                                                                                                      WEIGHTED
                                                                                                      AVERAGE
                                                         NUMBER OF         EXERCISE PRICE          EXERCISE PRICE
                                                          SHARES             PER SHARE               PER SHARE
------------------------------------------------------------------------------------------------------------------
Outstanding at December 26, 1998                          294,100          $  9.25 - 14.50             $12.78
------------------------------------------------------------------------------------------------------------------
    Granted                                                36,300            11.88 - 12.25              12.11
    Exercised                                              (1,000)                    9.31               9.31
    Forfeited                                             (17,300)            9.25 - 14.50              12.26
------------------------------------------------------------------------------------------------------------------
Outstanding at December 25, 1999                          312,100             9.25 - 14.50              12.74
------------------------------------------------------------------------------------------------------------------
    Granted                                               156,400            10.06 - 11.88              10.10
    Exercised                                                (200)                    9.25               9.25
    Forfeited                                             (36,400)            9.25 - 14.38              12.61
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                          431,900             9.25 - 14.38              11.80
------------------------------------------------------------------------------------------------------------------
    Granted                                                 4,000                    10.20              10.20
    Exercised                                             (12,500)            9.25 - 10.50               9.35
    Forfeited                                             (43,200)            9.25 - 14.38              12.79
------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 2001                          380,200          $  9.25 - 14.38             $11.75
==================================================================================================================

         The number of shares exercisable were 147,600, 154,000, and 131,500 as of the year-ends 2001, 2000 and 1999, respectively. The fair value of options granted was $2.83, $2.89 and $4.17 per share in 2001, 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 2.7, 2.8 and 2.3 percent; expected volatility of 25, 24 and 29 percent; risk-free interest rates of 4.9, 5.3 and 5.1 percent and expected lives of 10 years for all years.

         Options at December 31, 2001:

                                                   OUTSTANDING                                 EXERCISABLE
                            -------------------------------------------------------------------------------------
                                                    WEIGHTED
                                                     AVERAGE            WEIGHTED        NUMBER OF       WEIGHTED
                                NUMBER OF           REMAINING           AVERAGE         SHARES AT        AVERAGE
    RANGE OF EXERCISE           SHARES AT          CONTRACTUAL          EXERCISE         DEC. 31,       EXERCISE
         PRICES               DEC. 31, 2001           LIFE               PRICE             2001           PRICE
-----------------------------------------------------------------------------------------------------------------
      $ 9.25 - 11.13             165,500               8.35              $10.04            9,100         $ 9.51
       11.88 - 13.06              65,000               7.06               12.33           35,200          12.36
       13.13 - 14.00             118,700               6.28               13.14           72,300          13.14
               14.38              31,000               2.33               14.38           31,000          14.38
-----------------------------------------------------------------------------------------------------------------
      $ 9.25 - 14.38             380,200               7.06              $11.75          147,600         $12.99
=================================================================================================================

         All options expire 10 years after the date of grant. As of December 31, 2001, there are 180,000 shares reserved for future issuance under the Long-Term Incentive Plan and 24,000 shares reserved for future issuance under the stock option plan for non-employee directors.

         Holders of common shares received a distribution of one right for each common share held on February 16, 2000. The rights become exercisable ten days after a person or group acquires or commences a tender or exchange offer that could result in the acquisition of 20% or more of the Company's common shares (except pursuant to an offer for all shares determined by the non-officer Directors to be fair and in the best interest of the Company and its shareowners). The rights also become exercisable 10 days after an acquisition of 20% or more of the Company's common shares by a person or group deemed by the Board of Directors to have interests adverse to those of the Company and its shareowners. Each right would, subject to certain adjustments and alternatives, entitle the rightholder to purchase common shares of the Company having a market value of $50 based on a price per share equal to 50% of the then fair market value of the shares. The rights are nonvoting, may generally be redeemed by the Company at a price of 1 cent per right and expire on February 15, 2010. The Company covenants and agrees that it will cause to be reserved and kept available out of its authorized and unissued shares of common stock the number of shares of common stock that, as provided in the Rights Agreement, will be sufficient to permit the exercise in full of all outstanding rights.

         The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, because the exercise price does not exceed the fair value on the date of grant, stock options do not constitute compensation expense in the determination of net income. Had stock option compensation expense been determined pursuant to the methodology provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the proforma effect on results of operations would have been a decrease in net income of $106,000, or 4 cents per common share in 2001, and a reduction of 2 cents per share in both 2000 and 1999.

         On August 7, 2001, the Company announced its intention to repurchase up to 1,500,000 shares of the Company's common stock through a self-tender offer at a price of $15 per share. The tender offer was concluded on September 21, 2001, with the purchase of 1,258,307 shares. On November 9, 2000, the Company announced its intention to purchase up to 1,500,000 shares of the Company's common stock pursuant to a Dutch auction self-tender offer at a price range of $10 to $12 per share. The Dutch auction was concluded on December 15, 2000, with the purchase of 1,189,113 shares at a price of $12 per share. The Board of Directors has authorized the Company to repurchase from time to time on the open market up to 2,500,000 shares (excluding the two tender offers) of the Company's common stock. Shares repurchased on the open market totaled 133,692 shares at prices ranging from $10 to $19.25 in 2001, 464,598 shares at prices ranging from $9.75 to $13 in 2000 and 539,026 shares at prices ranging from $11.75 to $13 in 1999.

NOTE D--DEBT AND LEASE TRANSACTIONS

         The Company has available, under lines of credit arrangements with two banks, $25 million in unsecured short-term borrowings. The interest rate applicable when using these lines is dependent upon a variety of formulae which utilize different money rate pricing indexes. In no case does the interest rate exceed the Prime Rate and there are no commitment fees. The terms of these credit arrangements are reviewed annually. There were no borrowings outstanding under these arrangements at year-end 2001 and 2000. The Company also has unused letters of credit in the amount of $1.7 million related to liability coverage.

         Long-term debt consisted of the following obligations at December 31:

(in thousands)
                                                                                     2001                2000
                                                                            ----------------------------------------
Unsecured notes to insurance company,
    payable in 2002.  Interest is payable semi-annually
    at 8.99%                                                                        $2,000              $ 4,000
Other                                                                                  411                  783
Unsecured notes to insurance company, repaid in 2001                                     -                4,510
Michigan Strategic Fund limited
    obligation revenue bonds, repaid in 2001                                             -                3,300
                                                                            ----------------------------------------
Total long-term debt                                                                  2,411              12,593
Less amount due in one year                                                           2,104               7,482
                                                                            ----------------------------------------
Long-term debt, net of current
    maturities                                                                      $   307             $ 5,111
                                                                            ========================================

         Maturities of long-term debt for each of the four years following 2002 approximate: $104,000 in 2003 and 2004, $88,000 in 2005 and $5,000 in 2006.

         The Company leases certain facilities and equipment under various operating leases which expire at various dates through 2009. Lease expense for such facilities and equipment totaled approximately $305,000 in 2001, $402,000 in 2000, and $504,000 in 1999. Future minimum lease payments for each of the next five years approximate $122,000 and aggregate $378,000 thereafter.

NOTE E--INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's federal deferred tax assets are as follows at December 31:

(in thousands)
                                                                                      2001                2000
                                                                            ----------------------------------------
Deferred tax assets
    Basis differences in properties                                                  $  522               $  243
    Compensation and employee benefits                                                  491                  472
    Allowance for doubtful accounts                                                     384                  639
    Basis differences in inventories                                                    282                  660
    Store closings                                                                      979                  559
    Insurance claims accrual                                                            147                   40
    Other                                                                               268                  129
                                                                            ----------------------------------------
Total deferred tax assets                                                            $3,073               $2,742
                                                                            ========================================

         The provisions for income taxes consist of:

                                                                         FOR THE YEAR ENDED
                                                -------------------------------------------------------------------
(in thousands)                                       DECEMBER 31,            DECEMBER 31,           DECEMBER 25,
                                                         2001                    2000                   1999
                                                -------------------------------------------------------------------
Current                                                 $2,815                   $697                  $3,515
Deferred (benefit)                                        (331)                   120                    (256)
                                                -------------------------------------------------------------------
Total provision for income taxes                        $2,484                   $817                  $3,259
                                                ===================================================================

         A reconciliation of the income tax provisions and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes, is as follows:

                                                                         FOR THE YEAR ENDED
                                                -------------------------------------------------------------------
(in thousands)                                        DECEMBER 31,           DECEMBER 31,           DECEMBER 25,
                                                          2001                   2000                   1999
                                                -------------------------------------------------------------------
Computed amount                                            $2,467                $ 817                 $3,242
Tax exempt investment
    income                                                    (11)                 (35)                     -
Other                                                          28                   35                     17
                                                -------------------------------------------------------------------
Total provision for
    income taxes                                           $2,484                $ 817                 $3,259
                                                ===================================================================

NOTE F--STORE-CLOSINGS AND SALES

         During 2001, the Company closed ten stores and identified five additional locations which do not meet the Company's strategic and financial expectations. (In January 2002, one store was closed reducing the number of stores to 29 from 30 at year-end 2001). Closing costs associated with these stores approximated $3.8 million including $400,000 recorded as a charge to cost of sales. The closing costs were primarily related to liquidating inventory, severance payments and absorbing certain other ongoing fixed costs. Closing costs in 2000 approximated $5.0 million, including $2.1 million recorded as a charge to cost of sales, resulting from the closing of eight stores in 2000 and the identification of six additional stores to be closed in 2001. Closing costs in 1999 approximated $1.5 million, including $200,000 recorded as a charge to cost of sales, resulting from the closing of seven stores (including six stores sold in February 1999). Store closing costs are accrued in the period management identifies such stores for closing. Real estate owned related to closed stores is held for sale or lease and included with other assets on the accompanying consolidated balance sheets.

         On February 1, 1999, the Company sold inventory, trade receivables and equipment related to six of its stores to Stock Lumber Co. The selling price, which approximated net book value, was approximately $10 million.

NOTE G--CASH-BASED EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) retirement savings and profit sharing plan under which eligible employees may contribute up to 15% of their wages. The Company matches the employees' contribution up to 1/3 of the first 6% of eligible wages. In addition, eligible employees receive a Company contribution equal to 3% of wages. Profit-sharing contributions approximated $481,000, $722,000 and $730,000 for 2001, 2000 and 1999, respectively, and contributions to the 401(k) plan was approximately $289,000, $386,000 and $468,000 for 2001, 2000 and 1999, respectively.


NOTE H--FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and certificates of deposit approximate their fair values.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE. The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate their fair values.

LONG-TERM DEBT. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments are as follows as of December 31:

(in thousands)                                           2001                                2000
                                          ---------------------------------     --------------------------------
                                              CARRYING           FAIR               CARRYING           FAIR
                                               AMOUNT            VALUE               AMOUNT           VALUE
                                          ---------------------------------     --------------------------------
Cash and cash equivalents                     $ 4,798           $ 4,798             $ 1,705          $ 1,705
Certificates of deposit                             -                 -              10,000           10,000
Trade receivables                              18,796            18,796              17,457           17,457
Builder Finance Program
   receivables                                     76                76               1,478            1,478
Accounts payable                                7,431             7,431               6,318            6,318
Long-term debt including
   current portion                              2,411             2,428              12,593           12,721

NOTE I--CONTINGENCIES

         Various lawsuits arising during the normal course of business are pending against the Company. In the opinion of management based upon discussion with legal counsel the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's consolidated results of operations, liquidity or financial position.

CORPORATE INFORMATION

ANNUAL MEETING

   The Annual Meeting of shareowners of Wolohan Lumber Co. will be held May 2, 2002, 11:00 a.m., at the Company's corporate office, 1740 Midland Road, Saginaw, Mich. Shareowners are welcome.


COPIES OF REPORTS

   Shareowners may obtain additional copies of this report and quarterly 10Q reports by writing to the Company's Investor Relations Dept., Wolohan Lumber Co., P.O. Box 3235, Saginaw, MI 48605. To view quarterly information please visit our website at: http://www.wolohan.com.


HEADQUARTERS

Wolohan Lumber Co. Administrative Offices
1740 Midland Road
P.O. Box 3235
Saginaw, MI  48605
(989) 793-4532


COMMON STOCK

Wolohan's common stock trades on The Nasdaq Stock Market(TM) under the symbol WLHN.


TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ  07016-3572
(800) 368-5948


GENERAL COUNSEL

Dickinson Wright PLLC
500 Woodward Avenue, Suite 4000
Detroit, MI  48226


INDEPENDENT AUDITORS

Rehmann Robson
5800 Gratiot
Saginaw, MI  48603



BOARD OF DIRECTORS

James L. Wolohan               Charles Weeks
Chairman of the Board,         Formerly Chairman and
President and Chief            Chief Executive Officer of
Executive Officer;             Citizens Banking Corp.;
Director since 1986            Director since 1996

Hugo E. Braun, Jr.             Lee A. Shobe
Partner, Braun Kendrick        formerly President and
Finkbeiner,                    Chief Executive Officer of
Attorneys-at-Law;              Dow Brands, Inc.;
Director since 1984            Director since 1996

Leo B. Corwin                  John A. Sieggreen
President, Txcor, Inc.;        Executive Vice President
Director since 1992            and Chief Operating
                               Officer;
                               Director since 1999


COMMITTEES

MANAGEMENT REVIEW              AUDIT COMMITTEE
COMMITTEE                      Hugo E. Braun, Jr.,
Lee A. Shobe,                  Chairman
Chairman                       Leo B. Corwin
Hugo E. Braun, Jr.             Lee A. Shobe
Leo B. Corwin                  Charles R. Weeks
Charles R. Weeks

COMPENSATION COMMITTEE
Charles R. Weeks, Chairman
Hugo E. Braun, Jr.


OFFICERS

James L. Wolohan               Daniel P. Rogers
Chairman of the Board,         Senior Vice President-
President and Chief            General Merchandise
Executive Officer              Manager and President
                               of the CML Division

John A. Sieggreen              Edward J. Dean
Executive Vice President       Corporate Controller
and Chief Operating Officer

George I. Gibson Jr.
Corporate Secretary

                                 EXHIBIT INDEX

NUMBER                             DESCRIPTION

Exhibit 21                    Subsidiaries of the Registrant

Exhibit 23                    Consent of Independent Auditors