Form 10-Q
period 2002-03-31
WOLOHAN LUMBER CO
filed 2002-05-15
CIK 108079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                      March 31, 2002
                      ----------------------------------------------------------



[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               ----------------------     ----------------------

Commission file number                         0-6169
                       ---------------------------------------------------------


                               WOLOHAN LUMBER CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Michigan                             38-1746752
------------------------------------           ---------------------------------
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

Common stock, $1 par value --  2,097,963 shares as of April 30, 2002

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                           MAR. 31,        DEC. 31,
                                                             2002           2001
                                                             ----           ----
                                                          (Unaudited)      (Note)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                               $  4,491     $  4,798
    Trade receivables, net                                    15,229       18,796
    Inventories - at average cost                             27,840       25,667
    Reduction to LIFO cost                                    (8,168)      (8,168)
                                                            --------     --------
    Inventories at the lower of LIFO cost or market           19,672       17,499
    Other current accounts                                     1,943        2,048
                                                            --------     --------
TOTAL CURRENT ASSETS                                          41,335       43,141

NET PROPERTIES AND EQUIPMENT                                  23,293       25,477
OTHER ASSETS                                                  16,590       15,397
                                                            --------     --------
TOTAL ASSETS                                                $ 81,218     $ 84,015
                                                            ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable                                  $  8,432     $  7,431
    Employee compensation and accrued expenses                 8,292       12,476
    Short-term debt                                              500           --
    Current portion of long-term debt                          2,103        2,104
                                                            --------     --------
TOTAL CURRENT LIABILITIES                                     19,327       22,011

LONG-TERM DEBT, net of current portion                           281          307
                                                            --------     --------
TOTAL LIABILITIES                                             19,608       22,318

SHAREOWNERS' EQUITY
    Common stock                                               2,098        2,027
    Additional capital                                           862           --
    Retained earnings                                         58,650       59,670
                                                            --------     --------
TOTAL SHAREOWNERS' EQUITY                                     61,610       61,697
                                                            --------     --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                   $ 81,218     $ 84,015
                                                            ========     ========


Note: The consolidated balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)


                                                                                                  THREE MONTHS ENDED
                                                                                                  ------------------
                                                                                               MAR. 31,         MAR. 31,
                                                                                                 2002             2001
                                                                                                 ----             ----
NET SALES                                                                                      $ 37,870          $ 44,346
Cost of sales                                                                                    29,536            33,903
                                                                                               --------          --------
Gross profit                                                                                      8,334            10,443
Other operating income                                                                              576               677
                                                                                               --------          --------
Total operating income                                                                            8,910            11,120
OPERATING EXPENSES
  Selling, general and administrative                                                             9,250            11,457
  Reversal of store closing costs                                                                    (7)              (41)
  Depreciation and amortization                                                                   1,264             1,687
                                                                                               --------          --------
Total operating expenses                                                                         10,507            13,103
                                                                                               --------          --------

LOSS FROM OPERATIONS                                                                             (1,597)           (1,983)
OTHER INCOME (EXPENSE)
  Interest expense                                                                                  (58)             (190)
  Interest income                                                                                    31               168
  Gain on sale of properties                                                                        299             1,073
                                                                                               --------          --------
  Other income, net                                                                                 272             1,051
                                                                                               --------          --------

LOSS BEFORE INCOME TAX BENEFIT                                                                   (1,325)             (932)
Income tax benefit                                                                                  450               317
                                                                                               --------          --------
NET LOSS                                                                                       $   (875)         $   (615)
                                                                                               ========          ========

Average shares outstanding                                                                        2,056             3,373
                                                                                               ========          ========

Net loss per share, basic                                                                      $   (.43)         $   (.18)
Net loss per share, assuming dilution                                                          $   (.38)         $   (.18)

Dividends per share                                                                            $    .07          $    .07






See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)


                                                          COMMON STOCK                                                     TOTAL
                                                          ------------                ADDITIONAL          RETAINED      SHAREOWNERS'
                                                     SHARES            AMOUNT           CAPITAL           EARNINGS        EQUITY
                                                     ------            ------            -------          --------        ------
Balances at Dec. 31, 2001                              2,027          $  2,027          $   --            $ 59,670       $ 61,697
Net loss                                                                                                      (875)          (875)
Cash dividends--$.07 per share                                                                                (145)          (145)
Shares issued under Long-Term
    Incentive Plan                                        80                80             1,022                            1,102
Shares repurchased and retired                            (9)               (9)             (160)             --             (169)
                                                    --------          --------          --------          --------       --------

Balances at Mar. 31, 2002                              2,098          $  2,098          $    862          $ 58,650       $ 61,610
                                                    ========          ========          ========          ========       ========






See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)


                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                                   MAR. 31,         MAR. 31,
                                                                                    2002              2001
                                                                                    ----             ----
OPERATING ACTIVITIES
Net loss                                                                           $  (875)         $  (615)
Adjustments to reconcile net income to net
  cash provided by operating activities
          Depreciation                                                               1,213            1,612
          Amortization                                                                  51               75
          Provision for losses on accounts receivable                                  110               86
          Gain on sale of properties                                                  (299)          (1,073)
          Gain on sale of equipment                                                    (51)            (266)
          Common stock based compensation                                            1,102               95
          Changes in operating assets and liabilities
              Accounts receivable                                                    3,457             (109)
              Builder Finance Program receivables                                     --                416
              Other assets                                                              51              142
              Inventories                                                           (2,173)             324
              Accounts payable and accrued expenses                                 (3,064)           1,932
                                                                                   -------          -------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   (478)           2,619
                                                                                   -------          -------

INVESTING ACTIVITIES
Proceeds from maturities of certificates of deposit, net                              --              7,000
Purchases of property and equipment                                                   (186)            (147)
Proceeds from the sale of properties and equipment                                     195            2,181
                                                                                   -------          -------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                9            9,034
                                                                                   -------          -------

FINANCING ACTIVITIES
Net credit lines borrowings                                                            500             --
Payments on long-term debt                                                             (27)          (6,505)
Repurchases of common stock                                                           (169)            (446)
Dividends paid                                                                        (142)            (320)
                                                                                   -------          -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    162           (7,271)
                                                                                   -------          -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (307)           4,382

Cash and cash equivalents at beginning of period                                     4,798            1,705
                                                                                   -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 4,491          $ 6,087
                                                                                   =======          =======

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002

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

         The Company's business is seasonal in nature, subject to general economic conditions and outside factors, and the timing of store closings, and accordingly, its operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

         The Company recognizes revenues when products, ordered by the customer, are either delivered to the customer or the customer picks up the products at one of the Company's retail locations.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

         The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. The Company no longer amortizes goodwill and intangible assets with indefinite useful lives but will test these assets periodically for impairment in accordance with the provisions of Statement No. 142. Amortization expense reported during the quarter ended March 31, 2001 was $26,000.

         The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", dated August 2001. This statement supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentations of discontinued operations to include more disposal transactions. The Company adopted the provisions of Statement No. 144 on January 1, 2002. As of March 31, 2002, the Company determined that no long-lived assets are impaired.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the Act's safe harbor provisions. These statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of various factors outside the control of the Company, including, but not limited to the following: fluctuations in customer demand and spending, expectations of future volumes and prices for the Company's products, prevailing economic conditions affecting the retail lumber and building materials markets and seasonality of operating results.

         Results Of Operations
         The first quarter 2002 loss was $875,000 (43 cents per share), compared with a loss of $615,000 (18 cents per share) for the same period of 2001. The loss per share in first quarter 2002 compared with 2001 was impacted by a 39-percent reduction in average shares outstanding. Average shares outstanding were 2.1 million for first quarter 2002, compared with 3.4 million for the same period of 2001. The reduction in average shares outstanding was primarily a result of repurchasing 1.3 million shares in a stock tender offer in September 2001 at a price of $15 per share.

         The Company's business is subject to seasonal influences with lower sales historically recorded in the first quarter, often resulting in a net loss for the period.

         The Company had sales of $37.9 million for the first quarter of 2002, compared with $44.3 million for first quarter 2001. Same-store sales increased 1 percent, compared with first quarter 2001.

         Same-store sales in core product categories such as lumber, plywood, roofing, millwork, and other basic building materials showed modest improvement in the 2002 first quarter. With the Company's strategic focus on the professional builder and the large project-oriented consumer, it continues to eliminate or reduce certain products previously sold to the do-it-yourself home-improvement market, which in turn, has had a negative impact on sales comparisons.

         The higher net loss for the quarter ended March 31, 2002, compared with the first quarter of the prior year reflects:

         1. Net gains of $299,000 from the sale of real estate properties recorded in 2002, compared with $1,073,000 in 2001.

         2. Gross margin of 22.0 percent in 2002, compared with 23.5 percent for first quarter 2001. This gross margin decline was primarily due to inventory shrinkage recorded at one store.

         The Company reduced its operating expenses from $13.1 million in first quarter 2001 to $10.5 million in first quarter 2002, and its operating expense ratio was lowered from 29.5 percent to 27.7 percent.

         In the Company's continuing effort to redeploy investments which do not meet its strategic profit model, the Company closed one store in the first quarter of 2002 (four stores were closed during the first quarter of 2001). Store closing costs related to the stores closed in the first quarter of both years had been accrued in the corresponding prior year. The Company currently operates 29 stores, compared with 30 stores at year-end 2001.

         The Company is expanding its Marne, Michigan facility to include a new showroom, an enlarged lumber yard area and improvements to increase manufacturing capabilities for wall-panelization, roof trusses and millwork. When completed, this facility will serve professional builders and project-oriented consumers in the greater Grand Rapids, Michigan market.

         The effective federal income tax rate for the first quarter of 2002 and 2001 was 34 percent.

         Financial Condition

         At March 31, 2002, the Company's balance sheet remained strong. Net working capital at March 31, 2002, totaled $22.0 million, compared with $31.3 million at March 31, 2001, and $21.1 million at Dec. 31, 2001. The current ratio at March 31, 2002, was 2.1 to 1, compared with 2.4 to 1 at March 31, 2001, and 2.0 to 1 at Dec. 31, 2001.

         Cash and cash equivalents totaled $4.5 million at March 31, 2002, compared with $6.1 million at March 31, 2001, and $4.8 million at Dec. 31, 2001. The Company also had certificates of deposit totaling $3 million at March 31, 2001. The liquidity ratio at March 31, 2002, was .23 to 1, compared to .42 to 1 at March 31, 2001, and .22 to 1 at Dec. 31, 2001.

         Cash and cash equivalents decreased $.3 million during the 2002 first quarter. Operating activities used net cash of $.5 million in the first quarter of 2002 while financing activities provided net cash of $.2 million and included short-term borrowings of $.5 million.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs.

         Invested capital (long-term debt and shareowners' equity) was equal to 76% of total assets at March 31, 2002, compared with 74% at year-end 2001. At March 31, 2002, the total long-term debt-to-asset ratio was .003, versus .004 at year-end 2001 and the ratio of equity to total assets was .76:1 versus .73:1 at year-end 2001.


         Outlook

         The Company's strategic direction continues to be: (1) revenue growth and operating improvement at existing stores through the advancement of services to its target customers and development of operating efficiencies, and (2) strengthening its balance sheet by improving management of working capital at existing operations and redeploying investments which do not meet its strategic profit model. The Company has consistently utilized its strategic profit model to evaluate overall performance of its assets and will continue to do so. Adherence to this model may result in additional store closings or other asset redeployments.

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

                                        WOLOHAN LUMBER CO.
                                        -----------------------------------
                                        Registrant




Date:        May 13, 2002               James L. Wolohan
         ----------------------         --------------------------------------
                                        James L. Wolohan
                                        President and Chief Executive Officer



Date:        May 13, 2002               Edward J. Dean
         ----------------------         --------------------------------------
                                        Edward J. Dean,
                                        Corporate Controller
                                        (Principal Accounting Officer)