Form 10-Q
period 2002-06-30
WOLOHAN LUMBER CO
filed 2002-08-09
CIK 108079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                  June 30, 2002
                      --------------------------------------------------------



[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number                    0-6169
                       -------------------------------------------------------


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

Common stock, $1 par value -- 2,097,975 shares as of July 31, 2002

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                            JUNE 30,   DEC. 31,
                                                             2002       2001
                                                             ----       ----
                                                          (Unaudited)   (Note)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                         $  5,090    $  4,798
         Trade receivables, net                              18,780      18,796
         Inventories - at average cost                       27,443      25,667
         Reduction to LIFO cost                              (7,943)     (8,168)
                                                           --------    --------
         Inventories at the lower of LIFO cost or market     19,500      17,499
         Other current accounts                               1,978       2,048
                                                           --------    --------
TOTAL CURRENT ASSETS                                         45,348      43,141

NET PROPERTIES AND EQUIPMENT                                 23,041      25,477
OTHER ASSETS                                                 16,533      15,397
                                                           --------    --------
TOTAL ASSETS                                               $ 84,922    $ 84,015
                                                           ========    ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
         Trade accounts payable                            $ 12,979    $  7,431
         Employee compensation and accrued expenses           9,227      12,476
         Current portion of long-term debt                      103       2,104
                                                           --------    --------
TOTAL CURRENT LIABILITIES                                    22,309      22,011

LONG-TERM DEBT, net of current portion                          256         307
                                                           --------    --------
TOTAL LIABILITIES                                            22,565      22,318

SHAREOWNERS' EQUITY
         Common stock                                         2,098       2,027
         Additional capital                                     862          --
         Retained earnings                                   59,397      59,670
                                                           --------    --------
TOTAL SHAREOWNERS' EQUITY                                    62,357      61,697
                                                           --------    --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                  $ 84,922    $ 84,015
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

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)


                                                THREE MONTHS ENDED
                                                ------------------
                                              JUNE 30,        JUNE 30,
                                               2002             2001
                                               ----             ----
NET SALES                                     $ 56,690        $ 68,281
Cost of sales                                   43,614          52,751
                                              --------        --------
Gross profit                                    13,076          15,530
Other operating income                             652             669
                                              --------        --------
Total operating income                          13,728          16,199
OPERATING EXPENSES
  Selling, general and administrative           11,202          12,804
  Reversal of store closing costs                   --             (62)
  Depreciation and amortization                  1,178           1,576
                                              --------        --------
Total operating expenses                        12,380          14,318
                                              --------        --------

INCOME FROM OPERATIONS                           1,348           1,881
OTHER INCOME (EXPENSE)
  Interest expense                                 (24)           (101)
  Interest income                                   27              99
  Gain on sale of properties                        --              83
                                              --------        --------
  Other income, net                                  3              81
                                              --------        --------

INCOME BEFORE INCOME TAXES                       1,351           1,962
Income taxes                                       459             667
                                              --------        --------
NET INCOME                                    $    892        $  1,295
                                              ========        ========

Average shares outstanding                       2,098           3,306

Net income per share, basic                   $    .44        $    .38
Net income per share, assuming dilution       $    .39        $    .38

Dividends per share                           $    .07        $    .07




See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)


                                                  SIX MONTHS ENDED
                                                  ----------------
                                               JUNE 30,         JUNE 30,
                                                2002              2001
                                                ----              ----
NET SALES                                     $  94,560        $ 112,627
Cost of sales                                    73,150           86,654
                                              ---------        ---------
Gross profit                                     21,410           25,973
Other operating income                            1,228            1,346
                                              ---------        ---------
Total operating income                           22,638           27,319
OPERATING EXPENSES
  Selling, general and administrative            20,452           24,261
  Reversal of store closing costs                    (7)            (103)
  Depreciation and amortization                   2,442            3,263
                                              ---------        ---------
Total operating expenses                         22,887           27,421
                                              ---------        ---------

LOSS FROM OPERATIONS                               (249)            (102)
OTHER INCOME (EXPENSE)
  Interest expense                                  (82)            (291)
  Interest income                                    58              267
  Gain on sale of properties                        299            1,156
                                              ---------        ---------
  Other income, net                                 275            1,132
                                              ---------        ---------

INCOME BEFORE INCOME TAXES                           26            1,030
Income taxes                                          9              350
                                              ---------        ---------
NET INCOME                                    $      17        $     680
                                              =========        =========

Average shares outstanding                        2,077            3,339

Net income per share, basic                   $     .01        $     .20
Net income per share, assuming dilution       $     .01        $     .20

Dividends per share                           $     .14        $     .14

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)

                                           COMMON STOCK                                              TOTAL
                                           ------------              ADDITIONAL      RETAINED      SHAREOWNERS'
                                       SHARES         AMOUNT          CAPITAL        EARNINGS        EQUITY
                                       ------         ------          -------        --------        ------
Balances at Dec. 31, 2001               2,027        $  2,027        $     --        $ 59,670        $ 61,697
Net loss                                                                                 (875)           (875)
Cash dividends--$.07 per share                                                           (145)           (145)
Shares issued under Long-Term
    Incentive Plan                         15              15             209                             224
Shares issued related to stock
    options                                65              65             813                             878
Shares repurchased and retired             (9)             (9)           (160)             --            (169)
                                     --------        --------        --------        --------        --------

Balances at Mar. 31, 2002               2,098           2,098             862          58,650          61,610

Net Income                                                                                892             892
Cash dividends--$.07 per share             --              --              --            (145)           (145)
                                     --------        --------        --------        --------        --------

Balances at June 30, 2002               2,098        $  2,098        $    862        $ 59,397        $ 62,357
                                     ========        ========        ========        ========        ========




See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)


                                                                  SIX MONTHS ENDED
                                                                  ----------------
                                                               JUNE 30,       JUNE 30,
                                                                2002           2001
                                                                ----           ----
OPERATING ACTIVITIES
Net income                                                     $    17        $   680
Adjustments to reconcile net income to net
  cash provided by operating activities
          Depreciation                                           2,342          3,113
          Amortization                                             100            150
          Provision for losses on accounts receivable              116            150
          Effect of LIFO                                          (225)            --
          Gain on sale of properties                              (299)        (1,156)
          (Gain) loss on sale of equipment                        (238)           124
          Common stock based compensation                           34             60
          Changes in operating assets and liabilities
              Accounts receivable                                 (100)        (4,048)
              Builder Finance Program receivables                   --            900
              Other assets                                         (50)            50
              Inventories                                       (1,776)           382
              Accounts payable and accrued expenses              2,610          5,627
                                                               -------        -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,531          6,032
                                                               -------        -------
INVESTING ACTIVITIES
Proceeds from maturities of certificates of deposit, net            --          3,000
Purchases of property and equipment                             (1,084)          (340)
Proceeds from the sale of properties and equipment                 475          3,634
                                                               -------        -------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES               (609)         6,294
                                                               -------        -------
FINANCING ACTIVITIES
Payments on long-term debt                                      (2,052)        (8,531)
Repurchases of common stock                                       (169)          (963)
Proceeds from exercise of stock options                            878            112
Dividends paid                                                    (287)          (556)
                                                               -------        -------

NET CASH USED IN FINANCING ACTIVITIES                           (1,630)        (9,938)
                                                               -------        -------

INCREASE IN CASH AND CASH EQUIVALENTS                              292          2,388

Cash and cash equivalents at beginning of period                 4,798          1,705
                                                               -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 5,090        $ 4,093
                                                               =======        =======



See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2002

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

     The Company's business is seasonal in nature, subject to general economic conditions and outside factors, and the timing of store closings, and accordingly, its operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

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

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. The Company no longer amortizes goodwill and intangible assets with indefinite useful lives but will test these assets periodically for impairment in accordance with the provisions of Statement No. 142. Amortization expense reported during the quarter ended June 30, 2002 was $26,000 ($52,000 for the six-month period of 2001).

     The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", dated August 2001. This statement supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentations of discontinued operations to include more disposal transactions. The Company adopted the provisions of Statement No. 144 on January 1, 2002. As of June 30, 2002, the Company determined that no long-lived assets are impaired.

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

     Results Of Operations

     Net income was $892,000 (44 cents per share) for the second quarter ended June 30, 2002, compared with $1.3 million (38 cents per share) for the same period of 2001. For the six-month period ended June 30, 2002, net income totaled $17,000 (1 cent per share), compared with $680,000 (20 cents per share) for the similar period of 2001.

     Net income per share for the second quarter and six month periods of 2002 was impacted by a 37-percent reduction in average shares outstanding from the same periods in 2001. Average shares outstanding were 2.1 million for second quarter and the six-month period of 2002, compared with 3.3 million for the same periods in 2001. The reduction in average shares outstanding was primarily a result of the Company repurchasing 1.3 million shares in a stock tender offer in September 2001 at a price of $15 per share.

     Net sales in 2002 were $56.7 million for the second quarter and $94.6 million for the first six months, compared with $68.3 million and $112.6 million for the comparable periods of 2001. Compared with 2001, same-store sales in 2002 declined 4 percent for the second quarter and 2 percent for the six-month period.

     Second quarter 2002 sales and gross margin dollars were negatively impacted by significant price deflation in lumber and structural panel products as well as a reduction in the number of operating stores compared with 2001. At June 30, 2002, the Company had 29 stores compared with 33 at the end of the second quarter of 2001. In addition, with the Company's strategic focus on the professional builder and the large project-oriented consumer, it continues to eliminate or reduce certain products previously sold to the do-it-yourself home-improvement market, which in turn, has a negative impact on sales comparisons.

     The lower net income in the second quarter and six month-period of 2002, compared with similar periods in 2001 reflects:

     1) Lower net gains recorded on the sale of real estate properties in 2002 versus 2001 ($83,000 less for the second quarter and $857,000 less for the six-month period).

     2) Inventory shrinkage recorded at one store negatively impacted gross margins for the second quarter and the six-month period of 2002, compared with 2001.

     3) A Lifo credit of $225,000 in the second quarter of 2002, compared with no Lifo adjustment recorded in the first six months of 2001 partially offset these negative factors.

     Gross margins for the second quarter and six-month period of 2002 were 23.1 percent and 22.6 percent, respectively, compared with 22.7 percent and 23.1 percent for the comparable periods in 2001.

     The operating expense ratio for the second quarter of 2002 was 21.8 pecent, compared with 21.0 percent for the same period in 2001. For the 2002 six-month period, the ratio was 24.2 percent compared with 24.3 percent in 2001.

     In the Company's continuing effort to redeploy investments which do not meet its strategic profit model, the Company has closed one store in the first half of 2002 (six stores were closed during the first half of 2001). Store closing costs related to the stores closed in the first half of both years have been accrued in the corresponding prior year.

     The expansion of the Company's Marne, MI facility to include a new showroom, an enlarged lumber yard area and improvements to increase manufacturing capabilities for wall-panelization, roof trusses and millwork should be completed in the third quarter 2002. This facility will serve professional builders and project-oriented consumers in the greater Grand Rapids, MI market.

     The effective federal income tax rate for the second quarter and six month period of 2002 and 2001 was 34 percent.

     Financial Condition

     At June 30, 2002, the Company's balance sheet remained strong. Net working capital at June 30, 2002, totaled $23.0 million, compared with $32.8 million at June 30, 2001, and $21.1 million at Dec. 31, 2001. The current ratio at June 30, 2002, was 2.0 to 1, compared with 2.3 to 1 at June 30, 2001, and 2.0 to 1 at Dec. 31, 2001.

     Cash and cash equivalents totaled $5.1 million at June 30, 2002, compared with $4.1 million at June 30, 2001, and $4.8 million at Dec. 31, 2001. The liquidity ratio at June 30, 2002, was .23 to 1, compared to .44 to 1 at June 30, 2001, and .22 to 1 at Dec. 31, 2001.

     Cash and cash equivalents increased $.3 million during the first half of 2002. Operating activities provided net cash of $2.5 million during the first half of 2002, primarily from reductions in net working capital plus depreciation.

     Investing activities in the first half of 2002 included $1.1 million in capital expenditures, primarily related to the expansion of the Company's Marne, MI facility, and offset in part by $.5 million of proceeds from the sale of properties and equipment. Financing activities in the first half of 2002 used net cash of $1.6 million and included $2.1 million for payments on long-term debt and $.3 million for dividend payments, offset in part by $.9 million of proceeds from the exercise of stock options.

     The Company expects that net cash from operating activities and available lines of credit should be adequate to meet future working capital needs.

     Invested capital (long-term debt and shareowners' equity) was equal to 74% of total assets at June 30, 2002, compared with 74% at year-end 2001. At June 30, 2002, the total long-term debt-to-asset ratio was .003, versus .004 at year-end 2001 and the ratio of equity to total assets was .73:1, the same as year-end 2001.


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

PART II -- OTHER INFORMATION

ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during May 2002:

          (a)  A meeting was held on May 2, 2002 and was an Annual Meeting.

          (b)  Not Applicable

          (c) At such meeting the following nominees for election as directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The votes cast with respect to each nominee for director are as follows:


                                                         Votes to Withhold
                                         Votes for       Authority to Vote
                  Nominee                 Nominee         for the Nominee
                  -------                 -------         ---------------
                  Hugo E. Braun, Jr.     1,944,324            12,253
                  James L. Wolohan       1,939,494            17,083
                  Charles R. Weeks       1,944,349            12,228
                  Lee A. Shobe           1,944,349            12,228
                  John Sieggreen         1,939,336            17,241


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


                                      WOLOHAN LUMBER CO.
                                      --------------------------------------
                                      Registrant




Date:      August 9, 2002             /s/ James L. Wolohan
      ---------------------------     --------------------------------------
                                      James L. Wolohan
                                      President and Chief Executive Officer



Date:      August 9, 2002             /s/ Edward J. Dean
      ---------------------------     --------------------------------------
                                      Edward J. Dean
                                      Corporate Controller
                                      (Principal Accounting Officer)

                                  CERTIFICATION



The undersigned, James L. Wolohan, President and Chief Executive Officer, and Edward J. Dean, Corporate Controller (Principal Accounting Officer), of Wolohan Lumber Co., a Michigan corporation (the "Company") do hereby certify that the periodic report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 containing financial statements of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, we have signed this Certification as of the 9th day of August, 2002.


                                     /s/ James L. Wolohan
                                     ----------------------------------------
                                     James L. Wolohan
                                     President and Chief Executive Officer





                                     /s/ Edward J. Dean
                                     ----------------------------------------
                                     Edward J. Dean
                                     Corporate Controller
                                     (Principal Accounting Officer)