Form 10-Q
period 2002-09-30
WOLOHAN LUMBER CO
filed 2002-11-14
CIK 108079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                      September 30, 2002
                      ----------------------------------------------------------


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               ----------------        ----------------

Commission file number                        0-6169
                       ---------------------------------------------------------


                               WOLOHAN LUMBER CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                     38-1746752
-----------------------------------            ---------------------------------
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

Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $1 par value --  2,073,195 shares as of October 31, 2002

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                           SEPT. 30,    DEC. 31,
                                                             2002        2001
                                                             ----        ----
                                                          (Unaudited)    (Note)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                         $ 11,979    $  4,798
         Trade receivables, net                              19,623      18,796
         Inventories - at average cost                       22,376      25,667
         Reduction to LIFO cost                              (7,643)     (8,168)
                                                           --------    --------
         Inventories at the lower of LIFO cost or market     14,733      17,499
         Other current accounts                               1,919       2,048
                                                           --------    --------
TOTAL CURRENT ASSETS                                         48,254      43,141

NET PROPERTIES AND EQUIPMENT                                 19,341      25,477
OTHER ASSETS                                                 18,914      15,397
                                                           --------    --------
TOTAL ASSETS                                               $ 86,509    $ 84,015
                                                           ========    ========
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
         Trade accounts payable                            $ 11,187    $  7,431
         Employee compensation and accrued expenses          10,798      12,476
         Short-term debt                                      1,003          --
         Current portion of long-term debt                      103       2,104
                                                           --------    --------
TOTAL CURRENT LIABILITIES                                    23,901      22,011

LONG-TERM DEBT, net of current portion                          227         307
                                                           --------    --------
TOTAL LIABILITIES                                            23,318      22,318

SHAREOWNERS' EQUITY
         Common stock                                         2,073       2,027
         Additional capital                                     392          --
         Retained earnings                                   60,726      59,670
                                                           --------    --------
TOTAL SHAREOWNERS' EQUITY                                    63,191      61,697
                                                           --------    --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                  $ 86,509    $ 84,015
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

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                              THREE MONTHS ENDED
                                              ------------------
                                             SEPT. 30,    SEPT. 30,
                                               2002         2001
                                               ----         ----
NET SALES                                   $ 59,580      $ 72,278
Cost of sales                                 45,657        55,585
                                            --------      --------
Gross profit                                  13,923        16,693
Other operating income                           522           800
                                            --------      --------
Total operating income                        14,445        17,493
OPERATING EXPENSES
  Selling, general and administrative         10,979        12,854
  Store closing costs                            360           356
  Depreciation and amortization                1,098         1,497
                                            --------      --------
Total operating expenses                      12,437        14,707
                                            --------      --------

INCOME FROM OPERATIONS                         2,008         2,786
OTHER INCOME (EXPENSE)
  Interest expense                                (7)          (87)
  Interest income                                 36           108
  Gain on sale of properties                     198           308
                                            --------      --------
  Other income, net                              227           329
                                            --------      --------

INCOME BEFORE INCOME TAXES                     2,235         3,115
Income taxes                                     759         1,059
                                            --------      --------
NET INCOME                                  $  1,476      $  2,056
                                            ========      ========

Average shares outstanding                     2,092         3,175

Net income per share, basic                 $    .71      $    .63
Net income per share, assuming dilution     $    .64      $    .60

Dividends per share                         $    .07      $    .07






See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per-share amounts)

                                               NINE MONTHS ENDED
                                               -----------------
                                             SEPT. 30,      SEPT. 30,
                                               2002           2001
                                               ----           ----

NET SALES                                   $ 154,140      $ 184,905
Cost of sales                                 118,807        142,239
                                            ---------      ---------
Gross profit                                   35,333         42,666
Other operating income                          1,750          2,146
                                            ---------      ---------
Total operating income                         37,083         44,812
OPERATING EXPENSES
  Selling, general and administrative          31,216         36,513
  Store closing costs                             568            855
  Depreciation and amortization                 3,540          4,760
                                            ---------      ---------
Total operating expenses                       35,324         42,128
                                            ---------      ---------

INCOME FROM OPERATIONS                          1,759          2,684
OTHER INCOME (EXPENSE)
  Interest expense                                (89)          (378)
  Interest income                                  94            375
  Gain on sale of properties                      497          1,464
                                            ---------      ---------
  Other income, net                               502          1,461
                                            ---------      ---------

INCOME BEFORE INCOME TAXES                      2,261          4,145
Income taxes                                      768          1,409
                                            ---------      ---------
NET INCOME                                  $   1,493      $   2,736
                                            =========      =========

Average shares outstanding                      2,082          3,285

Net income per share, basic                 $     .72      $     .83
Net income per share, assuming dilution     $     .65      $     .80

Dividends per share                         $     .21      $     .21



See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
(UNAUDITED)
(in thousands)

                                         COMMON STOCK                                        TOTAL
                                         ------------          ADDITIONAL     RETAINED    SHAREOWNERS'
                                     SHARES        AMOUNT       CAPITAL       EARNINGS       EQUITY
                                    --------      --------      --------      --------      --------
Balances at Dec. 31, 2001              2,027      $  2,027      $     --      $ 59,670      $ 61,697
Net loss                                                                          (875)         (875)
Cash dividends--$.07 per share                                                    (145)         (145)
Shares issued under Long-Term
    Incentive Plan                        15            15           209                         224
Shares issued related to stock
    options                               65            65           813                         878
Shares repurchased and retired            (9)           (9)         (160)           --          (169)
                                    --------      --------      --------      --------      --------

Balances at Mar. 31, 2002              2,098         2,098           862        58,650        61,610

Net income                                                                         892           892
Cash dividends--$.07 per share            --            --            --          (145)         (145)
                                    --------      --------      --------      --------      --------


Balances at June 30, 2002              2,098         2,098           862        59,397        62,357

Net income                                                                       1,476         1,476
Cash dividends   $.07 per share                                                   (147)         (147)
Shares repurchased and retired           (25)          (25)         (470)           --          (495)
                                    --------      --------      --------      --------      --------

Balances at Sept. 30, 2002             2,073      $  2,073      $    392      $ 60,726      $ 63,191
                                    ========      ========      ========      ========      ========




See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                               NINE MONTHS ENDED
                                                               -----------------
                                                             SEPT. 30,      SEPT. 30,
                                                               2002           2001
                                                               ----           ----
OPERATING ACTIVITIES
Net income                                                   $  1,493      $  2,736
Adjustments to reconcile net income to net
  cash provided by operating activities
          Depreciation                                          3,390         4,531
          Amortization                                            150           229
          Provision for losses on accounts receivable             283           225
          Effect of LIFO                                         (525)           --
          Gain on sale of properties                             (497)       (1,464)
          Gain on sale of equipment                              (270)         (176)
          Common stock based compensation                          51           172
          Changes in operating assets and liabilities
              Accounts receivable                              (1,110)       (4,586)
              Builder Finance Program receivables                  --         1,421
              Other assets                                        247           381
              Inventories                                       3,291         3,331
              Accounts payable and accrued expenses             2,370         6,011
                                                             --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       8,873        12,811
                                                             --------      --------

INVESTING ACTIVITIES
Proceeds from maturities of certificates of deposit, net           --        10,000
Purchases of property and equipment                            (1,933)         (425)
Proceeds from the sale of properties and equipment              1,539         4,373
                                                             --------      --------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (394)       13,948
                                                             --------      --------

FINANCING ACTIVITIES
Net credit-line borrowings                                      1,003            --
Payments on long-term debt                                     (2,081)       (8,557)
Repurchases of common stock                                      (664)         (963)
Proceeds from exercise of stock options                           878           117
Dividends paid                                                   (434)         (788)
                                                             --------      --------

NET CASH USED IN FINANCING ACTIVITIES                          (1,298)      (10,191)
                                                             --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                           7,181        16,568
Cash and cash equivalents at beginning of period                4,798         1,705
                                                             --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 11,979      $ 18,273
                                                             ========      ========

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2002

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

         The Company's business is seasonal in nature, subject to general economic conditions and outside factors, and the timing of store closings, and accordingly, its operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

         The Company recognizes revenues when products, ordered by the customer, are either delivered to the customer or the customer picks up the products at one of the Company's retail locations.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. The Company no longer amortizes goodwill and intangible assets with indefinite useful lives and has completed its initial impairment tests in accordance with the provisions of Statement No. 142. No adjustments resulted from this analysis. Amortization expense reported during the quarter ended September 30, 2001 was $26,000 ($78,000 for the nine-month period of 2001).

         The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in August 2001. This statement supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentations of discontinued operations to include more disposal transactions. The Company adopted the provisions of Statement No. 144 on January 1, 2002. The Company reports store-closing costs as operating expenses and plans to continue to do so. As of September 30, 2002, the Company determined that no long-lived assets are impaired.

         In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Incurred Costs in a Restructuring)". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred. This differs from the guidance in EITF 94-3, which required that a liability for costs associated with an exit plan or disposal activity be recognized at the date management committed to an exit plan for an entity. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not adopted SFAS No. 146 as of September 30, 2002. The adoption of SFAS No. 146 will have an as yet undetermined impact on the timing of recognition of liabilities on stores closed or severance arrangements entered into after the adoption date, but will have no impact on the liabilities recorded by the Company for stores already closed and severance arrangements already entered into.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the Act's safe harbor provisions. These statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially from the results expressed in forward-looking statements. Factors that might cause such a difference include: fluctuations in customer demand and spending, expectations of future volumes and prices for the Company's products, prevailing economic conditions affecting the retail lumber and building materials markets and seasonality of operating results and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

         Results Of Operations

         Net income was $1.48 million (71 cents per share basic; 64 cents per share fully diluted) for the third quarter ended September 30, 2002. This compares with net income of $2.06 million (63 cents per share basic; 60 cents per share fully diluted) for the same period of 2001. For the nine-month period, net income totaled $1.49 million (72 cents per share basic; 65 cents per share fully diluted) for 2002, compared with $2.74 million (83 cents per share basic; 80 cents per share fully diluted) for the similar period of 2001.

         The 2002 third quarter net income per share and the net income per share for the nine-month period then ended was impacted by a significant reduction in average shares outstanding from the same periods in 2001. Average shares outstanding were 2.1 million for the third quarter and nine-month periods of 2002, compared with 3.2 million and 3.3 million shares, respectively, for the same periods in 2001. The reduction in average shares outstanding was primarily a result of repurchasing 1.3 million shares in a stock tender offer in September 2001 at a price of $15 per share.

         Net sales in 2002 were $59.6 million for the third quarter and $154.1 million for the first nine months, compared with $72.3 million and $184.9 million for the comparable periods of 2001. Compared with 2001, same-store sales declined 7 percent for the third quarter and 3 percent for the nine-month period.

         Third quarter sales and gross margin dollars were negatively impacted by significant price deflation in lumber and structural panel products as well as a reduction in the number of operating stores compared with 2001. At September 30, 2002, the Company had 26 stores in operation compared with 30 at the end of the third quarter of 2001. In addition, due to the Company's strategic focus on the professional builder and the large project-oriented consumer, management continues to eliminate or reduce certain products previously sold to the do-it-yourself home-improvement market, which in turn, has a negative impact on sales comparisons.

         The lower net income in the third quarter and nine month-period of 2002, compared with similar periods in 2001 reflects:

         1) Lower net gains recorded on the sale of real estate properties in 2002 versus 2001 ($110,000 less for the third quarter and $967,000 less for the nine-month period).
         2) Inventory shrinkage recorded at one store negatively impacted gross margins for the nine-month period of 2002, compared with 2001.
         3) LIFO credits of $300,000 in the third quarter of 2002 and $525,000 for the nine-month period, compared with no LIFO adjustments recorded in the first nine months of 2001.
         4) Store closing costs of $360,000 in third quarter 2002, compared with $356,000 in third quarter 2001 and $568,000 for the nine-month period of 2002, compared with $855,000 for the same period of 2001. These costs represent expenses incurred to transition a store from normal operations to a liquidation mode and final closing. Other store closing costs related to stores closed in the first nine months of both years have been accrued in the corresponding prior year.

         Gross margins for the third quarter of 2002 were 23.4 percent, compared with 23.1 percent for the comparable period in 2001. For the nine-month period of 2002, gross margins were 22.9 percent compared with 23.1 percent for the same period of 2001.

         The operating expense ratio, excluding store-closing costs, was 20.3 percent for the third quarter of 2002, compared with 19.9 percent for the same period in 2001. For the 2002 nine-month period, the ratio was
         22.5 percent compared with 22.3 percent in 2001.

         In the Company's continuing effort to redeploy investments which do not meet its strategic profit model, the Company has closed four stores in the first nine months of 2002 (eight stores were closed during the first nine months of 2001).

         The expansion of the Company's Marne, Michigan facility to include a new showroom, an enlarged lumber yard area and improvements to increase manufacturing capabilities for wall-panelization, roof trusses and millwork will be completed in the fourth quarter 2002. This facility will serve professional builders and project-oriented consumers in the greater Grand Rapids, Michigan market.

         The effective federal income tax rate for the third quarter and nine-month period of 2002 and 2001 was 34 percent.

         Financial Condition

         At Sept. 30, 2002, the Company's balance sheet remained strong. Net working capital at Sept. 30, 2002, totaled $24.4 million, compared with $17.9 million at Sept. 30, 2001, and $21.1 million at Dec. 31, 2001. The current ratio at Sept. 30, 2002, was 2.1 to 1, compared with 1.4 to 1 at Sept. 30, 2001, and 2.0 to 1 at Dec. 31, 2001. The balance sheet at Sept. 30, 2001 reflects the Company's repurchase of 1.3 million shares of its common stock on Sept. 21, 2001 in a stock tender offer at a price of $15 per share. Payment for the tender offer ($18.9 million) was made on Oct. 3, 2001 from available cash on hand of $16.4 million plus utilization of a bank line of credit for $2.5 million.


         Cash and cash equivalents totaled $12.0 million at Sept. 30, 2002, compared with $18.3 million at Sept. 30, 2001, and $4.8 million at Dec. 31, 2001. The liquidity ratio at Sept. 30, 2002, was .52 to 1, compared to .41 to 1 at Sept. 30, 2001, and .22 to 1 at Dec. 31, 2001. Cash and cash equivalents increased $7.2 million during the first nine months of 2002. Operating activities provided net cash of $8.9 million during the first nine months of 2002, primarily from reductions in net working capital and earnings plus depreciation. Investing activities in the first nine months of 2002 included $1.9 million in capital expenditures, primarily related to the expansion of the Company's Marne, Michigan facility, and were offset in part by $1.5 million of proceeds from the sale of properties and equipment. Financing activities in the first nine months of 2002 used net cash of $1.3 million and included $2.1 million for payments on long-term debt, $.7 million used to purchase 34,000 shares of Company common stock and $.4 million for dividend payments, and were offset in part by $.9 million of proceeds from the exercise of stock options and $1.0 million from net credit-line borrowings.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet working capital needs for the foreseeable future.

         Invested capital (long-term debt and shareowners' equity) was equal to 73% of total assets at Sept. 30, 2002, compared with 74% at year-end 2001. At Sept. 30, 2002, the total long-term debt-to-asset ratio was .003, versus .004 at year-end 2001 and the ratio of equity to total assets was .73 to 1, the same as year-end 2001.

         Outlook

         The Company's strategic direction continues to be: (1) revenue growth and operating improvement at existing stores through the advancement of services to its target customers and development of operating efficiencies, and (2) strengthening its balance sheet by improving management of working capital at existing operations and redeploying investments which do not meet its strategic profit model. The Company has consistently utilized its strategic profit model to evaluate overall performance of its assets and intends to continue to do so. Adherence to this model may result in additional store closings or other asset redeployments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


ITEM 4. CONTROLS AND PROCEDURES

         As of October 22, 2002, an evaluation was performed under the supervision of and with the participation of the Company's management, including the President and Chief Executive Officer and the Corporate Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Corporate Controller, concluded that the Company's disclosure controls and procedures were effective as of October 22, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 22, 2002.



PART II -- OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

         ITEM 5. OTHER INFORMATION

         Not applicable.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         EXHIBIT NO.                    EXHIBIT DESCRIPTION

         99.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Corporate Controller (Chief Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         The registrant filed no reports on Form 8-K during the quarter for which this Report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                               WOLOHAN LUMBER CO.
                                               ---------------------------------
                                               Registrant




Date:             November 7, 2002             James L. Wolohan
         -----------------------------------   ---------------------------------
                                               James L. Wolohan
                                               President and Chief Executive
                                               Officer



Date:             November 7, 2002             Edward J. Dean
         -----------------------------------   ---------------------------------
                                               Edward J. Dean
                                               Corporate Controller
                                               (Principal Accounting Officer)

                                  CERTIFICATION



I, James L. Wolohan, President and Chief Executive Officer of Wolohan Lumber Co., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wolohan Lumber Co. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002                        James L. Wolohan
                                               ---------------------------------
                                               James L. Wolohan
                                               President and Chief Executive
                                               Officer

                                  CERTIFICATION



I, Edward J. Dean, Corporate Controller of Wolohan Lumber Co., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wolohan Lumber Co. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002                        Edward J. Dean
                                               ---------------------------------
                                               Edward J. Dean
                                               Corporate Controller (Chief
                                               Financial Officer)

                                  EXHIBIT INDEX




EXHIBIT NO.                             EXHIBIT DESCRIPTION


     99.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Corporate Controller (Chief Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.