Form 10-K
period 2002-12-31
WOLOHAN LUMBER CO
filed 2003-03-28
CIK 108079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter, was approximately $22,265,000.

As of March 3, 2003 2,092,688 shares of Common Stock of the registrant were outstanding

                       Documents Incorporated by Reference

Portions of the definitive Proxy Statement of the registrant, dated April 2, 2003, filed pursuant to Regulation 14A are incorporated by reference into Part III.

                                     PART I

Item 1.  Business.

         Wolohan Lumber Co. (the "registrant") is engaged in the retail sale of a full-line of lumber and building materials and related products, used primarily for new-home construction and home-improvement projects. At March 17, 2003, the registrant operated a chain of 25 building supply stores located in Michigan, Ohio, Indiana, Kentucky and Illinois.

         The registrant organizes its stores into two primary operating divisions -- Wolohan and CML. Most Wolohan stores in operation today are of the traditional "lineyard" format, well suited for the professional customer and often providing value-added manufacturing or installation services. The CML Division, named for Central Michigan Lumber, acquired by the registrant in June 1998, operates with a specialized focus on serving the project-oriented consumer through an innovative marketing approach to sales of large-ticket projects such as pole buildings, decks, sheds, garages, kitchens and homes. The professional builder is also a primary customer of the CML division.

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

         The registrant sells to professional contractors and to large project-oriented consumers. The Company estimates that at least two-thirds of its sales were to professional contractors in 2002.

         The registrant offers a wide range of services including house design, delivery, installation, various financing options and job-site contractor sales representatives with experienced store support coordination.

         The registrant sells more than 8,000 different products which are purchased from approximately 270 suppliers. No supplier accounts for more than 5% of total purchases. The registrant purchases forest products primarily from lumber, OSB and plywood mills and the majority of all other merchandise from original producers or manufacturers.

         The business of the registrant is not dependent upon a single customer or a few customers for any significant portion of sales.

         The registrant believes that backlogs are not significant to its business.

         The registrant is engaged in only one line of business - retail sales of lumber and building materials and related items. The classes of products include dimension lumber; OSB; sheathing plywood; building materials; building hardware; doors and windows; kitchen cabinets; trusses and components; storage barns; and other forest products, such as fencing and treated lumber.

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

         During 2002 the registrant closed five stores which it had identified in 2001 as not meeting the financial objectives identified in the registrant's strategic profit model and accrued closing costs with respect thereto in 2001.

         The registrant had approximately 654 full-time employees at December 31, 2002.

         To the best of the registrant's knowledge, it is in compliance with all federal, state and local environmental protection provisions.

         The registrant maintains an internet website at www.wolohan.com. The registrant makes available on or through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after the registrant electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 2.  Properties.

         Administrative offices are maintained in St. Johns, Michigan to support all operating units. The offices consist of a 4,400-square-foot one-story building and another 2,600 square feet of office space located above the registrant's retail store in St. Johns, Michigan. The registrant also owns and occupies, with minimal staffing, a 28,000-square-foot, two-story brick face building situated on three acres of land in Saginaw, Michigan.

         As of March 3, 2003, the registrant operated 25 building supply stores in the states of Michigan, Ohio, Indiana, Kentucky and Illinois. The showroom selling space in the stores averages 18,000 square feet. In addition, total warehouse and storage space (under roof) ranges in size from 14,000 square feet to 66,000 square feet (average of 30,000 square feet).

         All of the building supply stores are owned in fee by the registrant.

         The registrant believes that all of its building supply stores and the display, warehouse and storage facilities and equipment located thereon are well maintained and adequate for the purpose for which they are used. A fleet of approximately 192 trucks is owned by the registrant for the delivery of its retail merchandise.

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

Executive Officers of the Registrant

The executive officers of the registrant are as follows:

                                                                                    Has Served
                                                                                    In Position
             Name                                Position                             Since          Age
--------------------------------    --------------------------------------------    ------------   -------
James L. Wolohan                    Chairman of the Board,                              1994           51
                                    President and                                       1986
                                    Chief Executive Officer                             1987

John A. Sieggreen                   Executive Vice President and                        1999           40
                                    Chief Operating Officer

Daniel P. Rogers                    Senior Vice President,                              1999           52
                                    General Merchandise
                                    Manager

Edward J. Dean                      Corporate Controller                                1984           52

George I. Gibson, Jr.               Corporate Secretary                                 2001           54

Officers of the registrant are elected each year by the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

All of the officers of the registrant named above have held various positions with the registrant for more than five years, with the exception of Daniel P. Rogers. Mr. Rogers served as Vice President--Merchandising of Central Michigan Lumber Company prior to its acquisition by the registrant in June 1998. Thereafter he served as President of CML until elected to his current position in 1999.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters.

COMMON STOCK DATA

The Company's common stock trades on The Nasdaq Stock Market(TM) under the symbol WLHN. The approximate number of record holders of the Company's stock at December 31, 2002 was 861. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share as reported on The Nasdaq Stock Market(TM) and the cash dividends declared per share in each fiscal quarter.

                                      2001                                             2002
                  ------------------------------------------        -----------------------------------------

                     MARKET RANGE             CASH DIVIDENDS           MARKET RANGE            CASH DIVIDENDS
                   HIGH         LOW               DECLARED           HIGH        LOW             DECLARED
                  ------      -------             --------          ------      -----          --------------
First Quarter     $12.00       $ 6.75             $.07              $25.00      $18.68             $.07
Second Quarter     10.75         7.62              .07               25.65       19.85              .07
Third Quarter      15.25         9.90              .07               22.22       18.75              .07
Fourth Quarter     23.15        12.95              .07               21.48       18.25              .07
                                                  ----                                             ----

Year               23.15         6.75             $.28               25.65       18.25             $.28
                                                  ----                                             ----

Item 6.  Selected Financial Data.

         Five year selected financial data which is set forth on page F-2 of this Annual Report, is incorporated here by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page F-4 of this Annual Report is incorporated here by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable

Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Financial Statements beginning on page F-11 of this Annual Report are incorporated here by reference. The Quarterly Summaries on page F-3 of this Annual Report are incorporated here by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information set forth under the captions "Information About Nominees As Directors" on pages 4 and 5 of the definitive Proxy Statement of the registrant, dated April 2, 2003, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

         Reference is made to Part I of this Report for information as to executive officers of the registrant.

Item 11. Executive Compensation.

         The information set forth under the captions "Compensation Committee Report" on pages 6 and 7 and "Executive Compensation" on pages 8 and 9 of the definitive Proxy Statement of the registrant, dated April 2, 2003, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 12. Security ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Stock Ownership" on pages 3 and 4 of the definitive Proxy Statement of the registrant, dated April 2, 2003, filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

                  Equity Plan Compensation Information

         The following table summarizes information, as of December 31, 2002, relating to the registrant's compensations plans under which its equity securities are authorized for issuance.

PLAN CATEGORY                   NUMBER OF SECURITIES         WEIGHTED AVERAGE             NUMBER OF SECURITIES
                                TO BE ISSUED UPON            EXERCISE PRICE OF            REMAINING AVAILABLE
                                EXERCISE OF OUTSTANDING      OUTSTANDING OPTIONS,         FOR FUTURE ISSUANCE
                                OPTIONS, WARRANTS AND        WARRANTS AND RIGHTS          UNDER EQUITY
                                RIGHTS                                                    COMPENSATION PLANS
                                                                                          (EXCLUDING SECURITIES
                                                                                          REFLECTED IN COLUMN (a))

                                            (a)                      (b)                          (c)
Equity compensation
Plans approved by
security holders (1)                      359,160                  $11.47                       212,000

Equity compensation                         -0-                      -0-                          -0-
Plans not approved by
security holders

Total

(1) These plans are the Long-Term Incentive Plans and Stock Option Plan for Non-Employee Directors


Item 13. Certain Relationships and Related Transactions.

        None.
                                     PART IV

Item 14. Controls and Procedures

         As of December 31, 2002, an evaluation was performed under the supervision of and with the participation of the registrant's management, including the President and Chief Executive Officer and the Corporate Controller, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures. Based on that evaluation, the registrant's management, including the President and Chief Executive Officer and the Corporate Controller, concluded that the registrant's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) and (2) -- The following consolidated financial statements are included herein:

                           Consolidated Balance Sheets -- December 31, 2002 and 2001.

                           Consolidated Statements of Income -- Years ended December 31, 2002, 2001 and 2000.

                           Consolidated Statements of Shareowners' Equity -- Years ended December 31, 2002, 2001 and 2000.

                           Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001 and 2000.

                           Notes to consolidated financial statements as of and for the three years in the period ended December 31, 2002.

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

                  Exhibit (10) (b)   ********Stock Option Plan for Non-Employee
                                     Directors (10) (b) (X)

                  Exhibit (21)       Subsidiaries of the registrant

                  Exhibit (23)       Consent of Independent Auditors

                  Exhibit (99)       *********Rights Agreement dated
                                     as of February 16, 2000 between
                                     registrant and Registrar and
                                     Transfer Company as Rights Agent (4)

                  Exhibit (99.1)     CEO Certification pursuant to Section 906
                                     of the Sarbanes-Oxley Act of 2002

                  Exhibit (99.2)     CFO Certification pursuant to Section 906
                                     of the Sarbanes-Oxley Act of 2002

                  (X) A compensatory plan required to be filed as an exhibit.

         (b)    Reports on Form 8-K.

                The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2003.

                               WOLOHAN LUMBER CO.


                                /s/ James L. Wolohan
                               ------------------------------------------------
                               By: James L. Wolohan
                               Chairman of the Board, President and Chief
                               Executive Officer (Principal Executive Officer)


                                /s/ Edward J. Dean
                               ------------------------------------------------
                               By: Edward J. Dean
                               Corporate Controller (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

Signature                        Title           Signature                          Title
---------                        -----           ---------                          -----
 /s/ Hugo E. Braun, Jr.          Director         /s/ John A. Sieggreen             Director
------------------------------                   -------------------------------
Hugo E. Braun, Jr.                               John A. Sieggreen


/s/ Lee A. Shobe                 Director         /s/ Charles R. Weeks              Director
------------------------------                   -------------------------------
Lee A. Shobe                                     Charles R. Weeks


                                                  /s/ James L. Wolohan              Director
                                                 -------------------------------
                                                 James L. Wolohan


                                  CERTIFICATION

I, James L. Wolohan, President and Chief Executive Officer of Wolohan Lumber Co., certify that:

1. I have reviewed this annual report on Form 10-K of Wolohan Lumber Co. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 26, 2003                    James L. Wolohan
                                           -------------------------------------
                                           James L. Wolohan
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Edward J. Dean, Corporate Controller of Wolohan Lumber Co., certify that:

1. I have reviewed this annual report on Form 10-K of Wolohan Lumber Co. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 26, 2003           Edward J. Dean
                                  ---------------------------------------------
                                  Edward J. Dean
                                  Corporate Controller (Chief Financial Officer)

                               WOLOHAN LUMBER CO.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002



                                    CONTENTS



5-YEAR PERFORMANCE.......................................................F-2

QUARTERLY SUMMARIES......................................................F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS................................................F-4

REPORT OF MANAGEMENT.....................................................F-9

INDEPENDENT AUDITORS' REPORT.............................................F-10

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS.....................................F-11

         CONSOLIDATED STATEMENTS OF INCOME...............................F-12

         CONSOLIDATED STATEMENTS OF
         SHAREOWNERS' EQUITY.............................................F-13

         CONSOLIDATED STATEMENTS OF CASH FLOWS...........................F-14

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................F-15

5-YEAR PERFORMANCE
(in thousands, except per-share amounts, ratios and percentages)

                                                 2002           2001           2000            1999          1998
                                                 ----           ----           ----            ----          ----
INCOME STATISTICS
Net sales                                      $197,638       $239,895       $314,972       $405,030       $451,477
Gross profit                                     46,840         58,312         76,223         92,142        103,332
Store closing costs                                 511          3,440          2,955          1,304          1,966
Interest expense                                     86            423          1,158          1,541          1,828
Income before income taxes                        5,174          7,256          2,404          9,535         10,113
Income taxes                                      1,774          2,484            817          3,259          3,334
Net income                                        3,400          4,772          1,587          6,276          6,779
Net income per share, basic                        1.63           1.61            .33           1.19           1.05
Net income per share, assuming dilution            1.49           1.53            .33           1.17           1.03
Cash dividends declared:
     Amount per share                               .28            .28            .28            .28            .28
     Percent of net income                        17.2%          17.7%          83.9%          23.4%          26.6%
Average shares outstanding                        2,080          2,971          4,752          5,271          6,474

                                               --------------------------------------------------------------------
BALANCE SHEET MEASURES
Current assets                                 $ 45,254       $ 42,537       $ 55,801       $ 82,789       $ 94,165
Other assets                                     18,439         16,001         14,199         14,513         18,907
Properties (net)                                 18,174         25,477         36,557         43,344         44,439
Total assets                                     81,867         84,015        106,557        140,646        157,511
Working capital                                  28,688         20,526         32,119         51,675         52,416
Long-term debt, net of current portion              203            307          5,111         12,593         17,091
Total liabilities                                16,769         22,318         28,793         43,707         58,840
Shareowners' equity:
      Amount                                     65,098         61,697         77,764         96,939         98,671
      Book value per share                        31.40          30.44          22.95          19.27          17.78

                                               --------------------------------------------------------------------
KEY OPERATING PERCENTAGES
Gross profit margin                               23.7%          24.3%          24.2%          22.7%          22.9%
Pre-tax profit margin                              2.6%           3.0%            .8%           2.4%           2.3%
Return on sales                                    1.7%           2.0%            .5%           1.5%           1.5%
Return on average assets                           4.1%           4.8%           1.2%           4.2%           4.2%
Return on average working capital                 13.8%          18.1%           3.8%          12.1%          11.0%
Return on beginning shareowners' equity            5.5%           6.1%           1.6%           6.4%           6.2%
Return on average total invested capital           5.3%           6.6%           1.6%           5.6%           5.5%

                                               --------------------------------------------------------------------
KEY FINANCIAL RATIOS AND MEASURES
Sales to average working capital                  8.0:1          9.1:1          7.5:1          7.8:1          7.3:1
Sales to average shareowners' equity              3.1:1          3.4:1          3.6:1          4.1:1          4.3:1
Sales to average total invested capital           3.1:1          3.3:1          3.3:1          3.6:1          3.7:1
Current ratio                                     2.7:1          1.9:1          2.4:1          2.7:1          2.3:1
Quick ratio                                       1.7:1          1.1:1          1.2:1          1.2:1          1.1:1
Liquidity ratio                                   .73:1          .22:1          .49:1          .10:1          .08:1
Debt to total assets ratio                       .002:1         .004:1          .05:1          .09:1          .11:1
Capitalization ratio                             .003:1         .005:1          .06:1          .11:1          .15:1
Shareowners' equity to total assets ratio         .80:1          .73:1          .73:1          .69:1          .63:1
Inventory turnover                                 8.76           8.70           7.87           7.31           7.69
Asset turnover                                     2.36           2.43           2.45           2.71           2.82

                                               --------------------------------------------------------------------
STORES
Number of stores at end of year                      25             30             40             48             55

QUARTERLY SUMMARIES
(in thousands, except per-share amounts)

                                       FIRST        SECOND          THIRD         FOURTH        TOTAL
                                      QUARTER       QUARTER        QUARTER       QUARTER        YEAR
                                      -------       -------        -------       -------        ----
2002
NET SALES                            $ 37,870       $ 56,690      $ 59,580      $ 43,498      $197,638
GROSS PROFIT                            8,334         13,076        13,923        11,507        46,840
NET INCOME:
   AMOUNT                                (875)           892         1,476         1,907         3,400
   PER SHARE, BASIC                      (.43)           .44           .71           .91          1.63
   PER SHARE, ASSUMING DILUTION          (.38)           .39           .64           .84          1.49

2001
Net sales                            $ 44,346       $ 68,281      $ 72,278      $ 54,990      $239,895
Gross profit                           10,443         15,530        16,693        15,646        58,312
Net income:
   Amount                                (615)         1,295         2,056         2,036         4,772
   Per share, basic                      (.18)           .38           .63           .78          1.61
   Per share, assuming dilution          (.18)           .38           .60           .73          1.53

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the results of operations and financial condition are based on the Company's financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

The Company's significant accounting polices are described in Note A to the consolidated financial statements. Management believes that the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

The Company records an inventory reserve for the estimated shrinkage between physical inventories. This reserve is based primarily on actual shrink results from previous physical inventories. Changes in actual shrink results from completed physical inventories could result in revisions to previously recorded shrink expense. The Company also records an inventory reserve for the loss associated with selling discontinued inventories at below cost. This reserve is based on management's current knowledge with respect to inventory levels and historical experience relating to the liquidation of discontinued inventories. Management does not believe the Company's merchandise inventories are subject to significant risk of obsolescence.

The Company maintains an allowance for doubtful accounts related to trade receivables by providing for probable uncollectible amounts through a charge to earnings and a credit to the allowance. Management assesses the current status of individual accounts on a quarterly basis and makes adjustments to the allowance as a result of this assessment. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance.

The Company records a reserve for store closing costs in the period management identifies such stores for closing. Costs accrued for include: costs to liquidate remaining inventory, expensing of future lease payments on long-term leases, writing off leasehold improvements, severance payments and certain other ongoing fixed costs. Management reviews on a quarterly basis the balance of the reserve for each closed store and makes appropriate adjustments based on the expected months remaining until each closed store is disposed of.

Management believes it has sufficient current and historical knowledge to record reasonable estimates for its inventory reserves, allowance for uncollectible trade receivables and store closing reserve.

RESULTS OF OPERATIONS

Net income in 2002 totaled $3.4 million ($1.63 per share), compared with $4.8 million ($1.61 per share) in 2001. On a diluted basis, earnings per share were $1.49 in 2002, compared with $1.53 in 2001.

Significant items affecting net income in 2002 compared with the prior year included: (1) Gains on sale of real estate properties of $1.0 million in 2002, compared with $2.6 million recorded in 2001. (2) A LIFO credit resulting in increased gross margin dollars of $0.9 million in 2002, compared with a LIFO credit of $1.2 million in 2001. (3) Store closing costs, a portion of which were charged to cost of sales in 2001, totaled $0.5 million in 2002, compared with $3.8 million in 2001.

Earnings per share for 2002 and 2001 were positively impacted by a reduction in shares outstanding due to the Company's share repurchases, primarily through two tender offers, completed in the third quarter of 2001 and the fourth quarter of 2000. Average shares outstanding were 30-percent lower for 2002, compared with 2001 and 37-percent lower for 2001, compared with 2000.

Net income in 2001 improved to $4.8 million from $1.6 million in 2000. The improvement in 2001 net income resulted primarily from a reduction in the operating expense ratio and a slight improvement in gross margin percentage, which more than offset lower sales volume. Other significant items affecting net income in 2001 compared with the prior year included: (1) Gains on sale of real estate properties of $2.6 million in 2001, compared with $0.8 million recorded in 2000. (2) A LIFO credit resulting in increased gross margin dollars of $1.2 million in 2001, compared with a LIFO credit of $3.5 million in 2000. (3) Store closing costs, a portion of which were charged to cost of sales, totaled $3.8 million in 2001, compared with $5.0 million in 2000.

Sales of $197.6 million in 2002 were 18 percent lower than 2001 sales of $239.9 million, which were 24 percent lower than 2000 sales of $315.0 million. Comparable-store sales declined 5 percent in both 2002 and 2001, compared with the prior year. Price deflation in lumber and structural panel products, strategic product changes and a lower store count negatively impacted sales in both 2002 and 2001, compared with the prior year. The Company estimates that at least two-thirds of its sales were to the professional contractor in 2002, 2001 and 2000.

The gross profit margin in 2002 was 23.7 percent, compared with 24.3 percent in 2001 and 24.2 percent in 2000. Gross profit margin included a LIFO credit of $0.9 million, $1.2 million and $3.5 million, respectively, for 2002, 2001 and 2000. The LIFO credit in both 2002 and 2001 was due primarily to lower inventory levels resulting from reduced store count and product-line eliminations. The significant LIFO credit in 2000 was due to deflation in lumber and panel costs and lower inventory levels. The gross profit margin in 2002, excluding the provision for LIFO, was 23.2 percent, compared to 23.8 percent in 2001 and 23.1 percent in 2000.

Other operating income, which results primarily from finance charges related to receivables, rental income and gains from sale of excess equipment, totaled $2.4 million in 2002, $3.0 million in 2001 and $2.9 million in 2000.

Selling, general, and administrative expenses (excluding store-closing costs) declined 15 percent in 2002 to $40.1 million from $47.1 million in 2001 and $66.9 million in 2000, resulting in an expense factor of 20.3 percent of sales in 2002, compared with 19.6 percent and 21.2 percent in 2001 and 2000, respectively. The higher 2002 expense factor, compared with 2001, includes costs related to completing the conversion to one computer system for all stores, costs to complete the transition of all corporate administrative functions to one office and higher costs for health insurance. The lower 2001 expense factor, compared with 2000 was primarily due to significantly decreased bad debt expense, improved labor productivity and elimination of unnecessary expenses.

The closing of five stores in 2002 resulted in costs of approximately $0.5 million, compared with $3.8 million recorded in 2001 resulting from the closing of ten stores in 2001 and the identification of five additional stores to be closed or consolidated with other stores in 2002. In 2000, $5.0 million of closing costs were recorded from the closing of eight stores in 2000 and the identification of six additional stores to be closed in 2001. Store closing costs are accrued in the period management identifies such stores for closing. The portion of the closing costs related to the loss on the sale of inventory ($0.4 million in 2001 and $2.0 million in 2000) was charged to cost of sales. The closing costs in all three years were primarily related to liquidating inventories, expensing portions of future lease payments on long-term leases, writing off leasehold improvements, severance payments and certain other ongoing fixed costs. The Company will continue to evaluate store performances in terms of meeting minimum return-on-investment criteria, and additional store closings may result from this ongoing review.

Excluding store-closing costs, the total operating expense factor for 2002 was
22.6 percent of sales, compared with 22.2 percent in 2001 and 23.6 percent in 2000. Depreciation and amortization in 2002 decreased 25 percent to $4.6 million from $6.2 million in 2001, which had been lowered 16 percent from $7.3 million in 2000.

Other income and expenses netted to income of $1.1 million in 2002, compared with income of $2.6 million and $0.5 million in 2001 and 2000, respectively. The decrease in 2002 versus 2001, was due primarily to lower gains on sale of properties recorded in 2002. Gains on property sales totaled $1.0 million in 2002, compared with $2.6 million and $0.8 million for 2001 and 2000, respectively. Interest expense of $0.1 million was 80 percent lower than interest expense of $0.4 million in 2001, which in turn was 63 percent lower than interest expense of $1.2 million in 2000. The decreases reflect the reductions made in long-term debt.

The effective federal income tax rate was 34.3 percent in 2002, compared with
34.2 percent in 2001 and 34.0 percent in 2000.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $12.1 million at year-end 2002, compared with $4.8 million at year-end 2001. Net cash provided by operating activities totaled $7.6 million in 2002, compared with $17.6 million in 2001. The decrease in net cash from operations in 2002, compared with 2001, was primarily a result of lower accrued expenses relating to closed store reserves and income taxes payable, some pre-season inventory purchases and lower net income. The decrease in net cash from operations in 2001 was primarily a result of stronger charge sales activity during the fourth quarter of 2001, compared with 2000, which increased the balance of trade receivables at year-end 2001, compared with 2000. Both years reflect the Company's aggressive collection efforts of customer receivables and reductions made in store count during the year. Lower inventory levels in both 2002 and 2001 are the result of reductions in store count and progress made in reducing non-strategic inventory at existing operations.

Investing activities provided net cash of $0.7 million in 2002, compared with cash provided by investing activities of $17.0 million in 2001. The decrease in cash from investing activities in 2002, compared with 2001, reflects no certificate of deposit activity in 2002 compared with a maturity of $10.0 million in 2001, $5.5 million less in proceeds from property sales and $0.7 million more in capital expenditures. The increase in cash from investing activities in 2001 was due to the maturities of $10 million in certificates of deposit, $4.4 million less in capital expenditures and $3.4 million more in proceeds from property sales.

Financing activities used net cash of $1.0 million in 2002 and included $2.1 million for payments on long-term debt, $0.7 million to purchase approximately 36,000 shares of Company common stock at an average price of $19.78 per share and $0.6 million for dividend payments, offset in part, by short-term bank borrowings of $1.5 million and $0.9 million of proceeds from the exercise of stock options. In 2001, net cash used in financing activities totaled $31.5 million and included $10.2 million for payments on long-term debt, $1.0 million for dividend payments and $20.4 million used to repurchase 1,392,000 shares of Company common stock at an average price of $14.63 per share. The stock repurchased in 2001 included 1.3 million shares acquired in a stock tender offer at a price of $15 per share. The Company has repurchased 5.0 million shares since Jan. 1, 1998 at an average price of $12.80 per share. The book value per share has increased to $31.40 at Dec. 31, 2002 from $22.95 per share at year-end 2000. The Company may continue to make open market purchases of its stock from time to time.

The Company has $25 million available in lines of credit arrangements for short-term debt. Borrowings of $1.5 million were outstanding at year-end 2002, compared with no outstanding balance at year-end 2001.

Working capital was $28.7 million at the end of 2002, compared with $20.5 million at year-end 2001. The Company expects that net cash provided from operating activities and available lines of credit will be adequate to meet future needs for working capital and capital expenditures for 2003.

The Company had virtually no long-term debt, net of current portion, in either 2002 or 2001.

Capital expenditures totaled $2.2 million in 2002 and consisted primarily of the expansion of an existing facility to include a new showroom, an enlarged lumberyard area and improvements to increase capabilities for wall-panelization, roof trusses and millwork, and replacements and additions of equipment at existing stores. Capital expenditures to support existing stores are expected to approximate $1.4 million in 2003. Capital expenditures have totaled $23.6 million over the last 5 years.

Invested capital (long-term debt and shareowners' equity) was 80 percent of total assets at year-end 2002 and 74 percent at year-end 2001. Shareowners' equity has been the principal financing factor over the years and accounted for 100 percent of invested capital at year-end 2002.

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

OUTLOOK

Wolohan Lumber Co. enters 2003 prepared to implement strategies designed to improve market share to its core customers: professional home builders and project-oriented consumers. Such strategies include ongoing initiatives to increase the efficiency and volume of sales made from existing value-added manufacturing facilities or due to existing offerings of value-added services such as installation, estimating and design, and specialized delivery. The Company will also place renewed focus on sales training and marketing, both important aspects of achieving growth in project sales. The Company will emphasize continued improvement in expense control as well, and expects added efficiencies created by its implementation of a common computer platform throughout all stores to assist in achieving this goal.

The Company expects to maintain its traditionally strong balance sheet in 2003 through its annual efforts at inventory management, accounts receivable review and collection, and responsible cash management. Strategies targeted at continuing the Company's track record of effectively liquidating or leasing idle properties will further improve the Company's liquidity and strengthen its balance sheet.

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

/s/ James L. Wolohan
James L. Wolohan
Chairman of the Board,
President and Chief Executive Officer

/s/ Edward J. Dean
Edward J. Dean
Corporate Controller

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareowners
Wolohan Lumber Co.
Saginaw, Michigan


We have audited the accompanying consolidated balance sheets of Wolohan Lumber Co. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareowners' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wolohan Lumber Co. as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                                     REHMANN ROBSON

Saginaw, Michigan
February 14, 2003

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                       -----------------------------
(in thousands, except per-share amounts)                                  2002              2001
----------------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS
    Cash and cash equivalents                                          $ 12,100           $  4,798
    Trade receivables, net                                               15,783             18,796
    Inventories, net                                                     16,368             17,499
    Other current assets                                                  1,003              1,444
----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     45,254             42,537
PROPERTIES
    Land                                                                  3,528              4,826
    Land improvements                                                     6,414              8,002
    Buildings                                                            21,807             26,604
    Equipment                                                            24,372             31,858
----------------------------------------------------------------------------------------------------
TOTAL PROPERTIES                                                         56,121             71,290
    Accumulated depreciation                                            (37,947)           (45,813)
----------------------------------------------------------------------------------------------------
PROPERTIES, NET                                                          18,174             25,477
OTHER ASSETS
    Properties held for sale                                             13,117             10,383
    Intangible assets, net                                                2,873              3,073
    Other                                                                 2,449              2,545
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 81,867           $ 84,015
----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable                                             $  6,949           $  7,431
    Employee compensation and accrued expenses                            8,013             12,476
    Short-term borrowings                                                 1,500               --
    Current portion of long-term debt                                       104              2,104
----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                16,566             22,011

LONG-TERM DEBT, NET OF CURRENT PORTION                                      203                307
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        16,769             22,318

SHAREOWNERS' EQUITY
    Common stock, $1 par value
       Authorized - 20,000 shares;
        issued and outstanding - 2,073 shares (2,027 in 2001)             2,073              2,027
    Additional capital                                                      539               --
    Retained earnings                                                    62,486             59,670
----------------------------------------------------------------------------------------------------
TOTAL SHAREOWNERS' EQUITY                                                65,098             61,697
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                              $ 81,867           $ 84,015
----------------------------------------------------------------------------------------------------

BOOK VALUE PER SHARE                                                   $  31.40           $  30.44
----------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------
(in thousands, except per-share amounts)                  2002                2001               2000
-------------------------------------------------------------------------------------------------------
NET SALES                                             $ 197,638           $ 239,895           $ 314,972
Cost of sales                                           150,798             181,583             238,749
-------------------------------------------------------------------------------------------------------
GROSS PROFIT                                             46,840              58,312              76,223

Other operating income                                    2,430               3,041               2,866

OPERATING EXPENSES
    Selling, general and administrative                  40,057              47,096              66,874
    Depreciation and amortization                         4,594               6,166               7,342
    Store closing costs                                     511               3,440               2,955
-------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                 45,162              56,702              77,171
-------------------------------------------------------------------------------------------------------
Income from operations                                    4,108               4,651               1,918

OTHER INCOME (EXPENSES)
    Gain on sale of held for sale properties              1,014               2,640                 831
    Interest income                                         138                 388                 813
    Interest expense                                        (86)               (423)             (1,158)
-------------------------------------------------------------------------------------------------------
OTHER INCOME, NET                                         1,066               2,605                 486
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                5,174               7,256               2,404
Income taxes                                              1,774               2,484                 817
-------------------------------------------------------------------------------------------------------

NET INCOME                                            $   3,400           $   4,772           $   1,587
=======================================================================================================

NET INCOME PER SHARE, BASIC                           $    1.63           $    1.61           $     .33
=======================================================================================================

NET INCOME PER SHARE, ASSUMING DILUTION               $    1.49           $    1.53           $     .33
=======================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY



(in thousands, except per-share amounts)                 COMMON STOCK                                                  TOTAL
                                                         ------------               ADDITIONAL           RETAINED    SHAREOWNERS'
                                                      SHARES       AMOUNT             CAPITAL            EARNINGS      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 25, 1999                          5,031      $  5,031           $    673           $ 91,235     $ 96,939

Net income for 2000                                                                                        1,587        1,587
Cash dividends - $.28 per share                                                                           (1,331)      (1,331)

Shares issued under Long-Term
     Incentive Plan and Stock Option Plan,
      net of related tax benefit                          11            11                141                             152
Shares repurchased and retired                        (1,654)       (1,654)              (814)           (17,115)     (19,583)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2000                          3,388         3,388                 --             74,376       77,764

Net income for 2001                                                                                        4,772        4,772
Cash dividends - $.28 per share                                                                             (843)        (843)
Shares issued under Long-Term
     Incentive Plan and Stock Option Plan,
      net of related tax benefit                          31            31                383                             414
Shares repurchased and retired                        (1,392)       (1,392)              (383)           (18,635)     (20,410)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2001                          2,027         2,027               --               59,670       61,697

Net income for 2002                                                                                        3,400        3,400
Cash dividends - $.28 per share                                                                             (584)        (584)
Shares issued under Long-Term
     Incentive Plan and Stock Option Plan,
      net of related tax benefit                          82            82              1,222                           1,304
Shares repurchased and retired                           (36)          (36)              (683)              --           (719)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2002                          2,073      $  2,073           $    539           $ 62,486     $ 65,098
===================================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
(In thousands)                                                         2002                 2001                  2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net income                                                  $  3,400                $  4,772                $  1,587
        Adjustments to reconcile net income to net
             cash provided by operating activities
         Depreciation                                                4,393                   5,862                   7,036
         Amortization                                                  201                     305                     306
         Provision for losses on receivables                           190                       6                   1,106
         Effect of LIFO                                               (937)                 (1,229)                 (3,546)
         Deferred income taxes (benefit)                             1,158                    (331)                    120
         Gain on sale of held for sale properties                   (1,014)                 (2,640)                   (831)
         (Gain) loss on sale of other properties                      (276)                   (296)                    386
         Common stock based compensation                                46                     208                     223
         Changes in assets and liabilities
           Trade receivables                                         2,823                  (1,345)                 15,178
           Other assets                                                 22                   1,483                   7,408
           Inventories at FIFO cost                                  2,068                   6,857                  16,272
           Accounts payable and accrued expenses                    (4,444)                  3,973                 (10,761)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            7,630                  17,625                  34,484

INVESTING ACTIVITIES
Maturities (purchases) of certificates of deposit                     --                    10,000                 (10,000)
Additions to properties                                             (2,204)                 (1,473)                 (5,906)
Proceeds from the sale of properties                                 2,890                   8,437                   5,048
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    686                  16,964                 (10,858)

FINANCING ACTIVITIES
Net short-term borrowings                                            1,500                    --                      --
Repayments of long-term debt                                        (2,104)                (10,182)                 (4,189)
Proceeds from  exercise of stock options                               890                     117                    --
Dividends paid                                                        (581)                 (1,021)                 (1,366)
Repurchase and retirement of common stock                             (719)                (20,410)                (19,583)
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                               (1,014)                (31,496)                (25,138)
---------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     7,302                   3,093                  (1,512)

Cash and cash equivalents at beginning of year                       4,798                   1,705                   3,217
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 12,100                $  4,798                $  1,705
===========================================================================================================================
Supplemental disclosures of cash flows information
           Interest paid                                          $    118                $    594                $  1,202
===========================================================================================================================
           Income taxes paid                                      $  1,828                $  2,259                $  2,810
===========================================================================================================================




The accompanying notes are an integral part of these consolidated financial statements.

                               WOLOHAN LUMBER CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING PRACTICES

ORGANIZATION AND BUSINESS. Wolohan Lumber Co. ("WLC"), together with its wholly-owned subsidiaries Wolohan Lumber Co., LLC and Wolohan Lumber Co. of Michigan, LLC, (collectively the "Company"), is engaged in the retail sale of a full line of lumber and building materials and related merchandise through a chain of 25 (30 in 2001 and 40 in 2000) building supply stores operated in Michigan, Ohio, Indiana, Kentucky and Illinois. The stores operate primarily under the names Wolohan Lumber or CML.

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

USE OF ESTIMATES. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates include but are not limited to the allowance for bad debts, allowance for obsolete inventory, self-insured medical and workers' compensation accruals, carrying values and recovery period of intangible assets and fair value less cost to sell of held-for-sale properties. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentrations of credit and other financial risk consist principally of cash investments and trade receivables.

         The Company invests its available cash in deposits with a local bank, money market accounts and tax-exempt securities through a brokerage company. Cash balances held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Bank balances at December 31, 2002 exceed this insured limit by approximately $871,000. Investments held by a brokerage company consist of triple-A-rated tax-exempt securities. Each of these investments is further supported by private insurance or collateral.

         The Company grants credit in the normal course of business related to product sales. Concentrations of credit risk with respect to trade receivables from product sales are limited because of the large number of businesses and individual customers comprising the Company's customer base. The Company's receivables are primarily from professional contractors.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of demand deposits in banks, money market funds and short-term tax exempt securities.

TRADE RECEIVABLES. Trade receivables are stated at the amount management expects to collect from outstanding balances. Generally, no collateral is required to support trade receivables; in certain circumstances the Company files liens to protect its interest in certain accounts. Accounts are considered delinquent when not paid in accordance with payment terms. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade receivables.

INVENTORIES. Inventories are stated at the lower of cost, determined by the last-in, first-out method ("LIFO"), or market. Current cost exceeded the LIFO value of inventories by approximately $7,231,000 at December 31, 2002 and $8,168,000 at December 31, 2001. The liquidation of certain LIFO layers decreased cost of sales and increased pre-tax income by $884,000, $1,395,000 and $637,000 in 2002, 2001 and 2000, respectively.

PROPERTIES. Properties are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful life of the property. Management reviews these assets quarterly to determine whether carrying values have been impaired.

PROPERTIES HELD FOR SALE. Properties held for sale are stated at the lower of cost or estimated fair value less costs to sell and consists of land, buildings and building improvements.

INTANGIBLE ASSETS. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As of December 31, 2002 the Company has unamortized goodwill of approximately $2,773,000. Other intangible assets, which consist of customer lists and the trained employee work force, have been amortized on a straight-line basis over their expected lives, which is approximately 5 years. Amortization of intangible assets reported in 2001 and 2000 was approximately $105,000 in each year. The Company evaluates intangible assets for impairment on an annual basis.

REVENUE RECOGNITION. Revenues are generally recognized when product ordered by the customer is either delivered to the customer or when the customer picks up the product at one of the Company's retail locations. Accruals for customer discounts and rebates are provided when sales are recognized.

INCOME TAXES. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes arise from temporary basis differences principally related to inventory, store closings and properties. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

ADVERTISING EXPENSES. The cost of advertising is expensed as incurred. The Company incurred $1,203,000, $1,132,000 and $1,254,000 in advertising costs during 2002, 2001 and 2000, respectively.

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



                                                                   YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
(in thousands)                                          2002                    2001                    2000
                                               -----------------------------------------------------------------------
Weighted average number
    of common shares outstanding
    used for basic calculation                         2,080                   2,971                   4,752
Dilutive effect of assumed
    issuance of performance awards
    and exercise of options                              200                     138                      97
                                               -----------------------------------------------------------------------
Number of shares outstanding
    assuming dilution                                  2,280                    3,109                   4,849
                                               =======================================================================

         Exercisable stock options not included in the computation of diluted EPS because the option prices were greater than the average monthly market prices totaled 3,000, 154,000, and 298,000 shares, respectively, for 2002, 2001 and 2000. The exercise price for these shares averaged $23.05, $12.63 and $12.88 for 2002, 2001 and 2000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS. In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria defined in APB Opinion No. 30 which are that the event or transaction is both unusual in nature and infrequent in occurrence. Events considered unusual should have a high degree of abnormality and be clearly unrelated to the Company's normal operations and infrequency is defined as not expected to recur in the foreseeable future. It is not expected that provisions of SFAS No. 145 will have a material impact on the financial position or results of operations of the Company.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The Company is currently evaluating the effects of adopting SFAS No. 146 and cannot predict whether or not its provisions will have a material impact on its financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Adoption of this Interpretation is not expected to have a significant impact on the Company's financial position.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123", which is effective for years beginning after December 15, 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company is currently evaluating the effects of voluntarily adopting this statement but does not believe the provisions, if adopted, will have a material impact on its financial position or results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of financial instruments in the accompanying consolidated balance sheet approximate their fair values.

RECLASSIFICATIONS. Certain amounts as originally reported in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

NOTE B--VALUATION ACCOUNTS

         The following tables present a summary of the changes in certain valuation accounts for each of the years in the three-year period ended December 31, 2002:


(in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS                       2002             2001              2000
                                                ----------------------------------------------------
Balance at beginning of year                          $ 1,096        $ 1,891            $ 2,566
Provision for doubtful accounts                           190              6              1,106
Amounts charged off                                      (299)          (801)            (1,781)
                                                ----------------------------------------------------
Balance at end of year                                $   987        $ 1,096            $ 1,891
                                                ====================================================

ALLOWANCE FOR NON-STRATEGIC INVENTORY                    2002           2001               2000
                                                ----------------------------------------------------
Balance at beginning of year                          $   663        $ 1,730            $ 1,862
Net reduction of allowance                               (334)        (1,067)              (132)
                                                ----------------------------------------------------
Balance at end of year                                $   329        $   663            $ 1,730
                                                ====================================================

NOTE C--SHAREOWNERS' EQUITY AND RELATED MATTERS

         The Company's Long-Term Incentive Plan was established to enable key employees to participate in the future growth and profitability of the Company by offering them long-term performance-based incentive compensation through issuance of stock options and performance share awards, which are vested based on achievement of performance goals. Performance shares awarded are earned and vested at the rate of 20% per year and become issuable 10 years after the date of award. No performance shares were awarded during 2002 and 2001 (17,300 shares were awarded in 2000 at a weighted average fair value of $10.75 per share). At December 31, 2002, there were 51,260 performance shares awarded but unissued, of which 21,710 shares are vested.

         The Company also has a stock option plan for non-employee directors in addition to the options available under the Long-Term Incentive Plan for key employees. The following table summarizes information about all stock option transactions:


                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                          NUMBER OF          EXERCISE PRICE        EXERCISE PRICE
                                                           SHARES              PER SHARE              PER SHARE
-----------------------------------------------------------------------------------------------------------------
Outstanding at December 25, 1999                          312,100            $ 9.25 - 14.50             $12.74
-----------------------------------------------------------------------------------------------------------------
    Granted                                               156,400             10.06 - 11.88              10.10
    Exercised                                                (200)                     9.25               9.25
    Forfeited                                             (36,400)             9.25 - 14.38              12.61
-----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                          431,900              9.25 - 14.38              11.80
-----------------------------------------------------------------------------------------------------------------
    Granted                                                 4,000                     10.20              10.20
    Exercised                                             (12,500)             9.25 - 10.50               9.35
    Forfeited                                             (43,200)             9.25 - 14.38              12.79
-----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001                          380,200              9.25 - 14.38              11.75
-----------------------------------------------------------------------------------------------------------------
    Granted                                                 3,000                     23.05              23.05
    Exercised                                             (66,000)             9.25 - 14.38              13.47
    Forfeited                                              (9,300)             9.25 - 14.38              12.52
-----------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 2002                          307,900            $ 9.25 - 23.05             $11.47
=================================================================================================================

         The number of shares exercisable were 117,720, 147,600, and 154,000 as of December 31, 2002, 2001 and 2000, respectively. The fair value of options granted was $10.19, $2.83 and $2.89 per share in 2002, 2001 and 2000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 1.2, 2.7 and 2.8 percent; expected volatility of 35, 25 and 24 percent; risk-free interest rates of 3.9, 4.9 and 5.3 percent and expected lives of 10 years for all years.

         Options at December 31, 2002:


                                                   OUTSTANDING                                 EXERCISABLE
                              ----------------------------------------------------------------------------------------

                                                    WEIGHTED
                                                     AVERAGE             WEIGHTED                        WEIGHTED
                                                    REMAINING            AVERAGE                         AVERAGE
    RANGE OF EXERCISE            NUMBER OF         CONTRACTUAL          EXERCISE         NUMBER OF       EXERCISE
          PRICES                  SHARES              LIFE               PRICE            SHARES          PRICE
----------------------------------------------------------------------------------------------------------------------

      $ 9.25 - 11.13              162,900              7.57              $10.05             7,900         $ 9.72
       11.88 - 13.06               61,500              6.05               12.34            43,520          12.37
       13.13 - 14.00               73,500              5.27               13.14            59,300          13.14
       14.38 - 23.05               10,000              3.73               16.98             7,000          14.38
----------------------------------------------------------------------------------------------------------------------
      $ 9.25 - 23.05              307,900              6.60              $11.47           117,720         $12.70
======================================================================================================================

         All options expire 10 years after the date of grant. As of December 31, 2002, there are 191,000 shares reserved for future issuance under the Long-Term Incentive Plan and 21,000 shares reserved for future issuance under the stock option plan for non-employee directors.

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

         The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, because the exercise price does not exceed the fair value on the date of grant, stock options do not constitute compensation expense in the determination of net income. Had stock option compensation expense been determined pursuant to the methodology provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the proforma effect on results of operations would have been a reduction in net income of $89,000 or 4 cents per common share in 2002, a reduction in net income of $106,000 or 3 cents per share in 2001 and a reduction in net income of $84,000 or 1 cent per share in 2000.

         On August 7, 2001, the Company announced its intention to repurchase up to 1,500,000 shares of the Company's common stock through a self-tender offer at a price of $15 per share. The tender offer was concluded on September 21, 2001, with the purchase of 1,258,307 shares.

On November 9, 2000, the Company announced its intention to purchase up to 1,500,000 shares of the Company's common stock pursuant to a Dutch auction self-tender offer at a price range of $10 to $12 per share. The Dutch auction was concluded on December 15, 2000, with the purchase of 1,189,113 shares at a price of $12 per share. The Board of Directors has authorized the Company to repurchase from time to time on the open market up to 2,500,000 shares (excluding the two tender offers) of the Company's common stock. Shares repurchased on the open market totaled 36,354 shares at prices ranging from $19.75 to $20.63 in 2002, 133,692 shares at prices ranging from $10 to $19.25 in 2001, and 464,598 shares at prices ranging from $9.75 to $13 in 2000.

NOTE D--DEBT AND LEASE TRANSACTIONS

         The Company has available, under revolving lines-of-credit arrangements with two banks, $25 million in unsecured short-term borrowings. The interest rate applicable when drawing against these lines is dependent upon a variety of formulas which utilize different money rate pricing indexes. In no case does the interest rate exceed the Prime Rate and there are no commitment fees. The terms of these credit arrangements are reviewed and generally renewed annually. At December 31, 2002, $1.5 million was outstanding under these arrangements (no borrowings were outstanding at year-end 2001). The Company also has an unused letter of credit in the amount of $1.3 million related to liability coverage.

         Long-term debt consisted of the following obligations at December 31:



(in thousands)                                                                        2002           2001
                                                                                   ---------------------------
Promissory note due in monthly installments through
    October 2005 plus interest at 7%, collateralized by a
    mortgage                                                                         $  283          $  383
Other                                                                                    24              28
Unsecured notes to insurance company,
    repaid in 2002                                                                     --             2,000
                                                                                   ---------------------------
Total long-term debt                                                                    307           2,411
Current portion of long-term debt                                                       104           2,104
                                                                                   ---------------------------
Long-term debt, net of current portion                                               $  203          $  307
                                                                                   ---------------------------

         Scheduled maturities of long-term debt for each of the four years following 2003 approximate: $104,000 in 2004, $88,000 in 2005, $5,000 in 2006
and $6,000 in 2007.

         The Company leases certain facilities and equipment under various operating leases which expire at various dates through 2009. Lease expense for such facilities and equipment totaled approximately $114,000 in 2002, $305,000 in 2001, and $402,000 in 2000. Future minimum lease payments for each of the next five years approximate $121,000 and aggregate $252,000 thereafter.

NOTE E--INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's federal deferred income tax assets, included in other assets on the accompanying balance sheets, are as follows at December 31:



(in thousands)                                                                        2002                 2001
                                                                                --------------------------------
Deferred tax assets
    Basis differences in properties                                                  $  335               $  522
    Compensation and employee benefits                                                  342                  491
    Allowance for doubtful accounts                                                     336                  384
    Basis differences in inventories                                                    126                  282
    Store closings                                                                      512                  979
    Insurance claims accrual                                                            133                  147
    Other                                                                               131                  268
                                                                                --------------------------------
Total deferred tax assets                                                            $1,915               $3,073
                                                                                ================================


         The provisions for income taxes consist of:

                                                                       YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
(in thousands)                                           2002                    2001                   2000
                                                ---------------------------------------------------------------------
Current                                                 $  616                  $2,815                  $697
Deferred (benefit)                                       1,158                    (331)                  120
                                                ---------------------------------------------------------------------
Total provision for income taxes                        $1,774                  $2,484                  $817
                                                =====================================================================

         A reconciliation of the income tax provisions and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes, is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
(in thousands)                                           2002                    2001                   2000
                                                ---------------------------------------------------------------------
Computed amount                                            $1,759                 $2,467               $ 817
Tax exempt investment
    income                                                    (18)                   (11)                (35)
Other                                                          33                     28                  35
                                                ---------------------------------------------------------------------
Total provision for
    income taxes                                           $1,774                 $2,484               $ 817
                                                =====================================================================

NOTE F--STORE-CLOSINGS AND SALES

         During 2002, the Company closed five stores which it had identified and had accrued closing costs in 2001. Closing costs associated with these stores approximated $511,000 in 2002. The closing costs were primarily related to liquidating inventory, severance payments and absorbing certain other ongoing fixed costs. Closing costs in 2001 approximated $3.8 million, including $400,000 recorded as a charge to cost of sales, resulting from the closing of ten stores in 2001 and the identification of five additional stores to be closed in 2002. Closing costs in

2000 approximated $5.0 million, including $2.1 million recorded as a charge to cost of sales, resulting from the closing of eight stores in 2000 and the identification of six additional stores to be closed in 2001. Store closing costs are accrued in the period management identifies such stores for closing. Real estate owned related to closed stores is held for sale or lease and included with properties held for sale on the accompanying consolidated balance sheets.

NOTE G--CASH-BASED EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) retirement savings and profit sharing plan under which eligible employees may contribute up to the maximum allowed under the internal revenue code. The Company matches the employees' contribution up to 1/3 of the first 6% of eligible wages. In addition, eligible employees receive a Company contribution equal to 3% of wages. Profit-sharing contributions approximated $523,000, $481,000 and $722,000 for 2002, 2001 and 2000,
respectively, and contributions to the 401(k) plan were approximately $252,000, $289,000 and $386,000 for 2002, 2001 and 2000, respectively.

NOTE H--CONTINGENCIES

         Various lawsuits arising during the normal course of business are pending against the Company. In the opinion of management, based upon discussion with legal counsel, the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's consolidated results of operations, liquidity or financial position.

CORPORATE INFORMATION

ANNUAL MEETING                                                       BOARD OF DIRECTORS
The Annual Meeting of shareowners of Wolohan Lumber Co. will be      James L. Wolohan                  Charles Weeks
held May 1, 2003, 11:00 a.m., at the Company's corporate office,     Chairman of the Board,            formerly chairman and Chief
1740 Midland Road, Saginaw, Michigan.  Shareowners are welcome.      President and Chief Executive     Executive Officer of
                                                                     Officer; Director since 1986      Citizens Banking Corp.,
COPIES OF REPORTS                                                                                      Director since 1996

Shareowners may obtain additional copies of this report and          Hugo E. Braun, Jr.                Lee A. Shobe
quarterly 10-Q reports by writing to the Company's Investor          Partner, Braun Kendrick           Formerly President and
Relations Dept., Wolohan Lumber Co., P.O. Box 3235, Saginaw, MI      Finkbeiner,                       Chief Executive Officer
48605.  To view quarterly information please visit our website at:   Attorneys-at-Law;                 Of Dow Brands, Inc.;
                                                                     Director since 1984               Director since 1996
http://www.wolohan.com
                                                                     John A. Sieggreen
                                                                     Executive Vice President
                                                                     and Chief Operating Officer
                                                                     Director since 1999

HEADQUARTERS                                                         COMMITTEES

Wolohan Lumber Co. Administrative Offices                            MANAGEMENT REVIEW                 AUDIT COMMITTEE
1740 Midland Road                                                    COMMITTEE                         Hugo E. Braun, Jr.
P.O. Box 3235                                                        Lee A. Shobe, Chairman            Chairman
Saginaw, MI 48605                                                    Hugo E. Braun, Jr.                Lee A. Shobe
(989) 793-4532                                                       Charles R. Weeks                  Charles R. Weeks

COMMON STOCK                                                         COMPENSATION COMMITTEE
                                                                     Charles R. Weeks, Chairman
Wolohan's common stock trades on The Nasdaq Stock                    Hugo E. Braun, Jr.
Market(TM) under the symbol WLHN.

TRANSFER AGENT                                                       OFFICERS

Registrar and Transfer Company                                       James L. Wolohan                  Daniel P. Rogers
10 Commerce Drive                                                    Chairman of the Board,            Senior Vice President-
Cranford, NJ 0701603572                                              President and Chief               General Merchandise
(800) 368-5948                                                       Executive Officer                 Manager

GENERAL COUNSEL                                                      John A. Sieggreen                 Edward J. Dean
                                                                     Executive Vice President          Corporate Controller
Dickinson Wright PLLC                                                and Chief Operating
500 Woodward Avenue, Suite 4000                                      Officer
Detroit, Michigan 48226
                                                                     George I. Gibson Jr.
INDEPENDENT AUDITORS                                                 Corporate Secretary

Rehmann Robson
5800 Gratiot
Saginaw, Michigan 48603

EXHIBIT INDEX


              EXHIBIT NO.                       EXHIBIT DESCRIPTION
              ----------


                 21                      Subsidiaries of the Registrant.

                 23                      Consent of Independent Auditors.

                 99.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.2 Certification of Corporate Controller (Chief Financial Officer) pursuant to
                                         Section 906 of the Sarbanes-Oxley Act
                                         of 2002.