Form 10-Q
period 2003-03-31
WOLOHAN LUMBER CO
filed 2003-05-13
CIK 108079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


\X\ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended                    March 31, 2003
                       ------------------------------------------------------


\ \ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               ---------------------       --------------------

Commission file number                               0-6169
                       --------------------------------------------------------


                               WOLOHAN LUMBER CO.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Michigan                               38-1746752
------------------------------------            ----------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)

                   1740 Midland Road, Saginaw, Michigan 48603
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (989) 793-4532
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  \X\ No  \ \

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  \ \ No  \X\

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $1 par value --  2,042,688 shares as of April 30, 2003

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION
         ---------------------



WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                MAR. 31,                            DEC. 31,
                                                                                  2003                                2002
                                                                               -----------                          --------
                                                                               (Unaudited)                           (Note)

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                    $ 7,746                             $12,100
    Trade receivables, net                                                        15,417                              17,272
    Inventories, at average cost                                                  25,198                              23,599
    Reduction to LIFO cost                                                        (7,231)                             (7,231)
                                                                               ---------                            --------
    Inventories at the lower of LIFO cost or market                               17,967                              16,368
    Other current assets                                                           1,250                               1,427
                                                                               ---------                            --------
TOTAL CURRENT ASSETS                                                              42,380                              47,167

NET PROPERTIES AND EQUIPMENT                                                      18,135                              18,174

OTHER ASSETS                                                                      18,488                              18,439
                                                                               ---------                            --------
TOTAL ASSETS                                                                     $79,003                             $83,780
                                                                               =========                            ========


LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable                                                       $ 5,889                             $ 7,373
    Employee compensation and accrued expenses                                     7,863                               9,502
    Short-term borrowings                                                            500                               1,500
    Current portion of long-term debt                                                104                                 104
                                                                               ---------                            --------
TOTAL CURRENT LIABILITIES                                                         14,356                              18,479

LONG-TERM DEBT, NET OF CURRENT PORTION                                               177                                 203
                                                                               ---------                            --------
TOTAL LIABILITIES                                                                 14,533                              18,682

SHAREOWNERS' EQUITY
    Common stock                                                                   2,093                               2,073
    Additional capital                                                               828                                 539
    Retained earnings                                                             61,549                              62,486
                                                                               ---------                            --------
TOTAL SHAREOWNERS' EQUITY                                                         64,470                              65,098
                                                                               ---------                            --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                        $79,003                             $83,780
                                                                               =========                            ========



Note: The consolidated balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)

                                                                                             THREE MONTHS ENDED
                                                                                        ---------------------------------
                                                                                        MAR. 31,                 MAR. 31,
                                                                                          2003                     2002
                                                                                        --------                 --------

NET SALES                                                                                $29,976                  $37,870
Cost of sales                                                                             22,689                   29,536
                                                                                         -------                  -------
   Gross Profit                                                                            7,287                    8,334
Other operating income                                                                       458                      576
                                                                                         -------                  -------
Total operating income                                                                     7,745                    8,910

OPERATING EXPENSES
    Selling, general and administrative                                                    8,694                    9,243
    Depreciation and amortization                                                            957                    1,264
                                                                                         -------                  -------
Total Operating Expenses                                                                   9,651                   10,507
                                                                                         -------                  -------

LOSS FROM OPERATIONS                                                                     (1,906)                  (1,597)
OTHER INCOME (EXPENSES)
    Gain on sale of properties                                                               672                      299
    Interest income                                                                           51                       31
    Interest expense                                                                        (15)                     (58)
                                                                                         -------                  -------
OTHER INCOME, NET                                                                            708                      272
                                                                                         -------                  -------

LOSS BEFORE INCOME TAXES                                                                 (1,198)                  (1,325)
   Income tax benefit                                                                      (407)                    (450)
                                                                                         -------                  -------
NET LOSS                                                                                 $ (791)                  $ (875)
                                                                                         =======                  =======

Average shares outstanding                                                                 2,090                    2,056

Net loss per share, basic                                                                 $(.38)                   $(.43)
Net loss per share, assuming dilution                                                     $(.35)                   $(.38)

Dividends per share                                                                        $ .07                    $ .07














See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(in thousands)

                                                COMMON STOCK                                                  TOTAL
                                             --------------------          ADDITIONAL    RETAINED          SHAREOWNERS'
                                             SHARES        AMOUNT           CAPITAL      EARNINGS            EQUITY
                                             ------        ------          ----------    --------          ------------

BALANCES AT DEC. 31, 2002                     2,073        $2,073             $539         $62,486           $65,098
Net loss                                                                                      (791)             (791)
Cash dividends - $.07 per share                                                               (146)             (146)
Shares issued under Long-Term
    Incentive Plan                                5             5              107                               112
Shares issued in connection with
    exercise of stock options                    15            15              182                               197
                                              -----        ------             ----         -------           -------
BALANCES AT MAR. 31, 2003                     2,093        $2,093             $828         $61,549           $64,470
                                              =====        ======             ====         =======           =======

































See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                                           THREE MONTHS ENDED
                                                                       ----------------------------
                                                                       MAR. 31,            MAR. 31,
                                                                        2003                 2002
                                                                       --------            --------

OPERATING ACTIVITIES
Net loss                                                               $ (791)               $ (875)
Adjustments to reconcile net loss to net
   cash used in operating activities
Depreciation                                                               932                 1,213
Amortization                                                                25                    51
Provision for (recovery of) losses on receivables                        (142)                   110
Gain on sale of properties                                               (672)                 (299)
Gain on sale of equipment                                                 (10)                  (51)
Common stock based compensation                                              6                    17
Changes in operating assets and liabilities
Trade receivables                                                        1,997                 2,486
Other assets                                                             (467)                 (318)
Inventories                                                            (1,599)               (2,173)
Accounts payable and accrued expenses                                  (3,019)               (1,517)
                                                                       -------                ------
NET CASH USED IN OPERATING ACTIVITIES                                  (3,740)               (1,356)
                                                                       -------                ------

INVESTING ACTIVITIES
Purchases of property and equipment                                      (953)                 (186)
Proceeds from the sale of properties and equipment                       1,313                   195
                                                                       -------                ------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  360                     9

FINANCING ACTIVITIES
Net (repayments of) short-term borrowings                              (1,000)                   500
Repayments of long-term debt                                              (26)                  (27)
Repurchases of common stock                                                  -                 (169)
Proceeds from exercise of stock options                                    197                   878
Dividends paid                                                           (145)                 (142)
                                                                       -------                ------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (974)                 1,040
                                                                       -------                ------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (4,354)                 (307)

Cash and cash equivalents at beginning of year                          12,100                 4,798
                                                                       -------                ------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 7,746                $4,491
                                                                       =======                ======




See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2003

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

         The Company's business is seasonal in nature, subject to general economic conditions and outside factors, and accordingly, its operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

         The Company recognizes revenues when products, ordered by the customer, are either delivered to the customer or the customer picks up the products at one of the Company's retail locations.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the Interpretation shall apply to the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN No. 46 will not have a significant effect on the financial position or results of operations of the Company.

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

         The Company's significant accounting polices are described in Note A to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Management believes that the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

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

         Results Of Operations

         The first quarter 2003 loss was $791,000 (38 cents per share basic; 35 cents per share assuming dilution), compared with a loss of $875,000 (43 cents per share basic; 38 cents per share assuming dilution) for first quarter 2002. The Company's business is subject to seasonal influences with lower sales historically recorded in the first quarter, often resulting in a net loss for the period.

         Net sales in first quarter 2003 were $30.0 million, compared with $37.9 million for first quarter 2002. Same-store sales declined 12 percent, compared with first quarter 2002.

         Factors negatively impacting 2003's first quarter sales included: price deflation in lumber and structural panel products, adverse winter weather conditions, an uncertain economic and geopolitical climate, and a reduction in the number of operating stores compared with first quarter 2002. At March 31, 2003, the Company had 25 stores in operation compared with 29 at the end of first quarter 2002. In addition, due to the Company's strategic focus on the professional builder and the large project-oriented consumer, it continues to eliminate or reduce certain products previously sold to the do-it-yourself home-improvement market, which in turn may have a negative impact on sales comparisons.

         During the first quarter of 2003, the Company entered into a long-term sales commitment to supply lumber, trusses, interior doors and mouldings, and other related products to a large privately owned housing project in the Dayton, Ohio market. The Company has committed to supply specific product at fixed and determinable prices over a three-year period ending in 2005. Sales from this project are expected to total approximately $7 million. The Company has put strategies in place to manage the gross margin impact of fluctuations in lumber pricing over the term of this sales commitment.


         The Company estimates that at least two-thirds of its sales were to professional builders in first quarter 2003 and 2002.

         First quarter 2003 results compared with first quarter 2002 also included:
         1) Gains on sale of real estate properties of $672,000 in first quarter 2003, compared with $299,000 in first quarter 2002.

         2) An improvement in gross margin to 24.3 percent in 2003, compared with 2002's first quarter gross margin of 22.0 percent. The 2002 gross margin percent reflected a significant inventory shrinkage recorded at one store.

         The operating expense ratio was 32.2 percent for the first quarter of 2003, compared with 27.7 percent for the same period in 2002. The increase in the expense factor in first quarter 2003 was due primarily to increased advertising costs, higher costs related to health insurance and unemployment taxes and the significantly lower sales base which minimized leverage gains from lowering expenses in other areas. Total operating expense dollars were reduced $856,000 in first quarter 2003 from the prior year and included a $307,000 reduction in depreciation and amortization expense and a $252,000 reduction in bad debt expense.

         The effective federal income tax rate for the first quarter of 2003 and 2002 was 34 percent.


         Financial Condition

         At Mar. 31, 2003, the Company's balance sheet remained strong. Net working capital at Mar. 31, 2003, totaled $28.0 million, compared with $22.0 million at Mar. 31, 2002, and $28.7 million at Dec. 31, 2002. The current ratio at Mar. 31, 2003, was 3.0 to 1, compared with 2.0 to 1 at Mar. 31, 2002, and 2.6 to 1 at Dec. 31, 2002.

         Cash and cash equivalents totaled $7.7 million at Mar. 31, 2003, compared with $4.5 million at Mar. 31, 2002, and $12.1 million at Dec. 31, 2002. The liquidity ratio at Mar. 31, 2003, was .54 to 1, compared to .20 to 1 at Mar. 31, 2002, and .65 to 1 at Dec. 31, 2002. Cash and cash equivalents decreased $4.4 million during the first quarter of 2003. Operating activities used net cash of $3.7 million during the first quarter of 2003. Investing activities in the first quarter of 2003 included $1.3 million in proceeds from the sale of properties and equipment, offsetting $1.0 million in capital expenditures which were primarily related to equipment replacements and additional land purchased at an existing location. Financing activities in the first quarter of 2003 used net cash of $1.0 million to reduce short-term borrowings to $500,000 at March 31, 2003.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet working capital needs for the foreseeable future.

         Invested capital was equal to 82% of total assets at Mar. 31, 2003, compared with 78% at year-end 2002. Shareowners' equity accounted for 100 percent of invested capital at Mar. 31, 2003 and Dec. 31, 2002.

         Outlook

         Wolohan Lumber Co. continues to implement strategies designed to improve market share to its core customers: professional home builders and project-oriented consumers. Such strategies include ongoing initiatives to increase the efficiency and volume of sales made from existing value-added manufacturing facilities or due to existing offerings of value-added services such as installation, estimating and design, and specialized delivery. The Company has also placed renewed focus on sales training and marketing, both important aspects of achieving growth in project sales. The Company continues to emphasize continued improvement in expense control as well.

         The Company expects to maintain its traditionally strong balance sheet in 2003 through the continued attainment of profitable operations, its annual efforts at inventory management, accounts receivable review and collection, and responsible cash management. Strategies targeted at continuing the Company's track record of effectively liquidating or leasing idle properties are expected to further improve the Company's liquidity and strengthen its balance sheet.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         As of April 17, 2003, an evaluation was performed under the supervision of and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of April 17, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 17, 2003.



PART II -- OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS
         From time to time, the Company may be involved in various legal proceedings that are incidental to its business. In management's opinion, the Company is not a party to any current legal proceedings that are material to its financial condition, either individually or in the aggregate.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not applicable.

         ITEM 5. OTHER INFORMATION
         Not applicable.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         99     Exhibits:

         EXHIBIT NO.                           EXHIBIT DESCRIPTION

         99.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2       Certification of Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

         The registrant filed no reports on Form 8-K during the quarter for which this Report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   WOLOHAN LUMBER CO.
                                                   ----------------------------
                                                   Registrant




Date:             May 9, 2003                James L. Wolohan
         ------------------------------      -----------------------------------
                                                   James L. Wolohan
                                                   President and Chief
                                                     Executive Officer



Date:             May 9, 2003                Edward J. Dean
         ------------------------------      -----------------------------------
                                                   Edward J. Dean
                                                   Chief Financial Officer
                                                   (Principal Accounting
                                                      Officer)

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 9, 2003                  James L. Wolohan
                                      ------------------------------------------
                                          James L. Wolohan
                                          President and Chief Executive Officer

                                  CERTIFICATION



I, Edward J. Dean, Chief Financial Officer of Wolohan Lumber Co., certify that:

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 9, 2003              Edward J. Dean
                                  ----------------------------------------
                                           Edward J. Dean
                                           Chief Financial Officer

                                  EXHIBIT INDEX





  EXHIBIT NO.                     EXHIBIT DESCRIPTION
  ----------                      -------------------


     99.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     99.2            Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.