Form 10-Q
period 2003-06-30
WOLOHAN LUMBER CO
filed 2003-08-11
CIK 108079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended        June 30, 2003
                      ---------------------------------------------


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               -----------------      ----------------------

Commission file number       0-6169
                       -----------------------------------------------------


                               WOLOHAN LUMBER CO.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                   38-1746752
---------------------------------            -------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

                   1740 Midland Road, Saginaw, Michigan 48603
----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (989) 793-4532
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $1 par value   --  2,042,688 shares as of July 31, 2003

PART I -- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL INFORMATION
          ---------------------

WOLOHAN LUMBER CO.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                           JUNE 30,    DEC. 31,
                                                             2003        2002
                                                           --------    --------
                                                          (Unaudited)   (Note)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                              $ 11,116    $ 12,100
    Trade receivables, net                                   21,413      17,272
    Inventories, at average cost                             23,834      23,599
    Reduction to LIFO cost                                   (7,231)     (7,231)
                                                           --------    --------
    Inventories at the lower of LIFO cost or market          16,603      16,368
    Other current assets                                      1,158       1,427
                                                           --------    --------
TOTAL CURRENT ASSETS                                         50,290      47,167

NET PROPERTIES AND EQUIPMENT                                 18,186      18,174

OTHER ASSETS                                                 16,891      18,439
                                                           --------    --------
TOTAL ASSETS                                               $ 85,367    $ 83,780
                                                           ========    ========

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
    Trade accounts payable                                 $  9,937    $  7,373
    Employee compensation and accrued expenses                9,087       9,502
    Short-term borrowings                                     1,000       1,500
    Current portion of long-term debt                           104         104
                                                           --------    --------
TOTAL CURRENT LIABILITIES                                    20,128      18,479

LONG-TERM DEBT, NET OF CURRENT PORTION                          151         203
                                                           --------    --------
TOTAL LIABILITIES
SHAREOWNERS' EQUITY                                          20,279      18,682
    Common stock                                              2,043       2,073
    Additional capital                                           --         539
    Retained earnings                                        63,045      62,486
                                                           --------    --------
TOTAL SHAREOWNERS' EQUITY                                    65,088      65,098
                                                           --------    --------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                  $ 85,367    $ 83,780
                                                           ========    ========

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

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)


                                                            THREE MONTHS ENDED
                                                         -----------------------
                                                         JUNE 30,       JUNE 30,
                                                          2003            2002
                                                        --------       --------
NET SALES                                               $ 51,662       $ 56,690
Cost of sales                                             39,259         43,614
                                                        --------       --------
   Gross Profit                                           12,403         13,076
Other operating income                                       612            652
                                                        --------       --------
Total operating income                                    13,015         13,728
OPERATING EXPENSES
    Selling, general and administrative                   10,191         11,202
    Depreciation and amortization                            935          1,178
                                                        --------       --------
Total Operating Expenses                                  11,126         12,380
                                                        --------       --------
INCOME FROM OPERATIONS                                     1,889          1,348
OTHER INCOME (EXPENSES)
    Gain on sale of properties                               755             --
    Interest income                                           41             27
    Interest expense                                          (6)           (24)
                                                        --------       --------
OTHER INCOME, NET                                            790              3
                                                        --------       --------

INCOME BEFORE INCOME TAXES                                 2,679          1,351
   Income taxes                                              911            459
                                                        --------       --------
NET INCOME                                              $  1,768       $    892
                                                        ========       ========
Average shares outstanding                                 2,050          2,098

Net income per share, basic                             $    .85       $    .44
Net income per share, assuming dilution                 $    .78       $    .39

Dividends per share                                     $    .07       $    .07



See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share amounts)
                                                            SIX MONTHS ENDED
                                                        ------------------------
                                                         JUNE 30,      JUNE 30,
                                                          2003           2002
                                                        --------       --------

NET SALES                                               $ 81,638       $ 94,560
Cost of sales                                             61,948         73,150
                                                        --------       --------
   Gross Profit                                           19,690         21,410
Other operating income                                     1,070          1,228
                                                        --------       --------
Total operating income                                    20,760         22,638
OPERATING EXPENSES
    Selling, general and administrative                   18,885         20,445
    Depreciation and amortization                          1,892          2,442
                                                        --------       --------
Total Operating Expenses                                  20,777         22,887
                                                        --------       --------
LOSS FROM OPERATIONS                                         (17)          (249)
OTHER INCOME (EXPENSES)
    Gain on sale of properties                             1,427            299
    Interest income                                           92             58
    Interest expense                                         (21)           (82)
                                                        --------       --------
OTHER INCOME, NET                                          1,498            275
                                                        --------       --------

INCOME BEFORE INCOME TAXES                                 1,481             26
   Income taxes                                              504              9
                                                        --------       --------
NET INCOME                                              $    977       $     17
                                                        ========       ========

Average shares outstanding                                 2,070          2,077

Net income per share, basic                             $    .47       $    .01
Net income per share, assuming dilution                 $    .43       $    .01

Dividends per share                                     $    .14       $    .14




See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(in thousands)


                                             COMMON STOCK                                               TOTAL
                                       ------------------------       ADDITIONAL       RETAINED      SHAREOWNERS'
                                         SHARES         AMOUNT          CAPITAL        EARNINGS         EQUITY
                                       ---------       --------       ----------       --------      ------------
BALANCES AT DEC. 31, 2002                 2,073        $  2,073        $    539        $ 62,486        $ 65,098
Net loss                                                                                   (791)           (791)
Cash dividends - $.07 per share                                                            (146)           (146)
Shares issued under Long-Term
    Incentive Plan                            5               5             107                             112
Shares issued in connection with
    exercise of stock options                15              15             182                             197
                                        -------        --------        --------        --------        --------
Balances at Mar. 31, 2003                 2,093           2,093             828          61,549          64,470

Net income                                                                                1,768           1,768
Cash dividends - $.07 per share                                                            (143)           (143)
Shares repurchased and retired              (50)            (50)           (828)           (129)         (1,007)
                                        -------        --------        --------        --------        --------
BALANCES AT JUNE 30, 2003                 2,043        $  2,043              --        $ 63,045        $ 65,088
                                        =======        ========        ========        ========        ========



See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)


                                                           SIX MONTHS ENDED
                                                        -----------------------
                                                         June 30,      June 30,
                                                          2003           2002
                                                        ---------     ---------
OPERATING ACTIVITIES
Net income                                              $    977      $     17
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities
      Depreciation                                         1,842         2,342
      Amortization                                            50           100
      Provision for losses on receivables                    157           116
      Effect of LIFO                                          --          (225)
      Gain on sale of properties                          (1,427)         (299)
      Gain on sale of equipment                             (126)         (238)
      Common stock based compensation                         13            34
Changes in operating assets and liabilities
      Trade receivables                                   (4,298)       (1,150)
      Other assets                                           (91)         (474)
      Inventories                                           (235)       (1,776)
      Accounts payable and accrued expenses                2,448         2,843
                                                        --------      --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (690)        1,290
                                                        --------      --------

INVESTING ACTIVITIES
Purchases of property and equipment                       (1,894)       (1,084)
Proceeds from the sale of properties and equipment         3,253           475
                                                        --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        1,359          (609)
                                                        --------      --------

FINANCING ACTIVITIES
Net repayments of short-term borrowings                     (500)           --
Repayments of long-term debt                                 (52)       (2,052)
Repurchases of common stock                               (1,007)         (169)
Proceeds from exercise of stock options                      197           878
Dividends paid                                              (291)         (287)
                                                        --------      --------
NET CASH USED IN FINANCING ACTIVITIES                     (1,653)       (1,630)
                                                        --------      --------

DECREASE IN CASH AND CASH EQUIVALENTS                       (984)         (949)

Cash and cash equivalents at beginning of period          12,100         4,798
                                                        --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 11,116      $  3,849
                                                        ========      ========





See notes to condensed consolidated financial statements.

WOLOHAN LUMBER CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2003

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

         The Company's business is seasonal in nature, subject to general economic conditions and outside factors, and accordingly, its operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

         The Company recognizes revenues when products, ordered by the customer, are either delivered to the customer or the customer picks up the products at one of the Company's retail locations.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a significant effect on the financial position or results of operations of the Company

         In May 2003, the FASB issued SFAS No. 150 which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a significant effect on the financial position or results of operations of the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the Act's safe harbor provisions. These statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially from the results expressed in forward-looking statements. Factors that might cause such a difference include but are not limited to: fluctuations in customer demand and spending, expectations of future volumes and prices for the Company's products, prevailing economic conditions affecting the retail lumber and building materials markets and seasonality of operating results and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

         The Company records a reserve for store closing costs in the period management identifies such stores for closing. Accrued costs include: costs to liquidate remaining inventory, expensing of future lease payments on long-term leases, writing off leasehold improvements, severance payments and certain other ongoing fixed costs. Management reviews on a quarterly basis the balance of the reserve for each closed store and makes appropriate adjustments based on the expected months remaining until each closed store is disposed of.

         Management believes it has sufficient current and historical knowledge to record reasonable estimates for its inventory reserves, allowance for uncollectible trade receivables and store closing reserve.

         Results of Operations

         Net income was $1.77 million (85 cents per share basic; 78 cents per share fully diluted) for the second quarter ended June 30, 2003, compared with $892,000 (44 cents per share basic; 39 cents per share fully diluted) for the same period of 2002. For the six-month period ended June 30, 2003, net income totaled $977,000 (47 cent per share basic; 43 cents per share fully diluted), compared with $17,000 (1 cent per share basic and fully diluted) for the similar period of 2002.

         Net sales in 2003 were $51.7 million for the second quarter and $81.6 million for the first six months, compared with $56.7 million and $94.6 million for the comparable periods of 2002. Compared with 2002, same-store sales in 2003 declined 2 percent for the second quarter and 6 percent for the six-month period.

         Sales results reflect a reduction in the number of operating stores compared with 2002. At June 30, 2003, the Company had 25 stores compared with 29 at the end of the second quarter of 2002. In addition, with the Company's strategic focus on the professional builder and the large project-oriented consumer, it continues to eliminate or reduce certain products previously sold to the do-it-yourself home-improvement market, which in turn, may have a negative impact on sales comparisons.

         The Company estimates that at least two-thirds of its sales were to professional builders in the second quarter and six-month period of 2003 and 2002.

         The net income improvement in the second quarter and six month-period of 2003, compared with similar periods in 2002 reflects:

         1. Higher pre-tax gains (net) recorded on the sale of real estate properties in 2003 versus 2002 ($755,000 more for the second quarter and $1.13 million more for the six-month period).

         2. An improvement in gross margin to 24.0 percent for the second quarter and 24.1 percent for the six-month period of 2003, compared with 23.1 percent and 22.6 percent, respectively, for the similar periods of 2002. The 2002 gross margin percentages reflect a significant inventory shrinkage recorded at one store.

         The operating expense ratio for the second quarter of 2003 was 21.5 percent, compared with 21.8 percent for the same period in 2002. For the 2003 six-month period, the ratio was 25.5 percent compared with
         24.2 percent in 2002. The increase for the six-month period was due primarily to higher advertising costs and the significantly lower sales base which minimized leverage gains from lowering expenses in other areas. Total operating expense dollars were reduced $1.3 million and $2.1 million, respectively, for the second quarter and six-month period, compared with similar periods in 2002.

         The effective federal income tax rate for the second quarter and six month period of 2003 and 2002 was 34 percent.

         Financial Condition

         At June 30, 2003, the Company's balance sheet remained strong. Net working capital at June 30, 2003, totaled $30.2 million, compared with $23.0 million at June 30, 2002, and $28.7 million at Dec. 31, 2002. The current ratio at June 30, 2003, was 2.5 to 1, compared with 2.0 to 1 at June 30, 2002, and 2.6 to 1 at Dec. 31, 2002.

         Cash and cash equivalents totaled $11.1 million at June 30, 2003, compared with $3.8 million at June 30, 2002, and $12.1 million at Dec. 31, 2002. The liquidity ratio at June 30, 2003, was .55 to 1, compared to .16 to 1 at June 30, 2002, and .65 to 1 at Dec. 31, 2002. Cash and cash equivalents decreased $1.0 million during the first half of 2003. Operating activities used net cash of $.7 million during the first half of 2003. Investing activities in the first half of 2003 included $3.3 million in proceeds from the sale of properties and equipment, offsetting $1.9 million in capital expenditures, which were primarily related to equipment replacements and additional land purchased at an existing location. Financing activities in the first half of 2003 used net cash of $1.7 million and included $1.0 million to purchase 50,000 shares of Company common stock at $20.14 per share, $.5 million to reduce short-term borrowings to $1.0 million at June 30, 2003 and $.3 million for dividend payments.

         The Company expects that net cash from operating activities and available lines of credit should be adequate to meet working capital needs for the foreseeable future.

         Invested capital was equal to 76% of total assets at June 30, 2003, compared with 78% at year-end 2002. Shareowners' equity accounted for 100 percent of invested capital at June 30, 2003 and Dec. 31, 2002.

         Outlook

         Wolohan Lumber Co. continues to implement strategies designed to improve market share to its core customers: professional home builders and project-oriented consumers. Such strategies include ongoing initiatives to increase the efficiency and volume of sales made from existing value-added manufacturing facilities or due to existing offerings of value-added services such as installation, estimating and design, and specialized delivery. The Company has also placed renewed focus on sales training and marketing, both important aspects of achieving growth in sales. The Company continues to emphasize continued improvement in expense control as well.

         The Company expects to maintain a strong balance sheet in 2003 through the continued attainment of profitable operations, its annual efforts at inventory management, accounts receivable review and collection, and responsible cash management. Strategies targeted at continuing the Company's track record of effectively liquidating or leasing idle properties are expected to further improve the Company's liquidity and strengthen its balance sheet.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         As of July 18, 2003, an evaluation was performed under the supervision of and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of July 18, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 18, 2003.

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

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The following information is furnished with respect to the Annual Meeting of security holders of the Registrant held during May 2003:

         (a)      A meeting was held on May 1, 2003 and was an Annual Meeting.

         (b)      Not applicable.

         (c) At such meeting the following nominees for election as directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The votes cast with respect to each nominee for director are as follows:


                                                            Votes to Withhold
                                                           Authority to Vote for
                 Nominee              Votes for Nominee         the Nominee
                 -------              -----------------    ---------------------
                 Hugo E. Braun, Jr.        1,897,917              3,438
                 James L. Wolohan          1,899,917              1,438
                 Charles R. Weeks          1,899,917              1,438
                 Lee A. Shobe              1,899,917              1,438
                 John Sieggreen            1,892,176              9,179

         ITEM 5. OTHER INFORMATION
         On May 16, 2003 the Board of Directors of Wolohan Lumber Co. announced it had received a proposal from certain current shareholders and members of management, including James L. Wolohan, the President and Chief Executive Officer of the Company, John A. Sieggreen, the Company's Executive Vice President and Chief Operating Officer, Daniel
         P. Rogers, Senior Vice-President-General Merchandise Manager and Edward J. Dean, Vice President and Chief Financial Officer (the "Continuing Shareholders"), who own approximately 51.3% of Wolohan stock, to acquire the shares of common stock of the Company in the hands of public shareholders at a price of $21.75 per share in a cash merger transaction.

         The Board of Directors has established a Special Committee of the Board consisting of independent directors to review the proposal.



         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         99             Exhibits:

         EXHIBIT NO.                 EXHIBIT DESCRIPTION
         -----------                 -------------------

         31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2           Certification of Chief Financial Officer pursuant to
                        Section 302 of Sarbanes-Oxley Act of 2002.

         32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2           Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

         The registrant filed two reports on Form 8-K during the quarter for which this Report is filed. The filing dates were April 23 and May 16, 2003.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WOLOHAN LUMBER CO.
                                        -------------------------------------
                                        Registrant




Date:  August 8, 2003                   James L. Wolohan
       ------------------------         -------------------------------------
                                        James L. Wolohan
                                        President and Chief Executive Officer



Date:  August 8, 2003                   Edward J. Dean
       ------------------------         -------------------------------------
                                        Edward J. Dean
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX



         EXHIBIT NO.                 EXHIBIT DESCRIPTION
         -----------                 -------------------

         31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2           Certification of Chief Financial Officer pursuant to
                        Section 302 of Sarbanes-Oxley Act of 2002.

         32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2           Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.